Form 10QSB
period 1996-03-31
RESOURCE CAPITAL GROUP INC
filed 1996-05-15
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number 0-20272
                       -------

                         RESOURCE CAPITAL GROUP, INC.
- -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


Delaware                                                                                          13-3617377
- -------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)

3400 Peachtree Road, NE  Suite 1311   Atlanta, GA      30326
- --------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                  404-264-0600
- --------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

___________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            X Yes    [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                            X Yes       [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1996, 419,248 shares of common stock of the Registrant were outstanding.

                                     INDEX

                          RESOURCE CAPITAL GROUP, INC.




Part I.  Financial Information                                                        Page
                                                                                     Number
                                                                                     ------
         Item 1.          Consolidated Financial Statements (Unaudited)


                          Consolidated Balance Sheet - March 31, 1996
                           and December 31, 1995                                        3

                          Consolidated Statement of Operations - For the
                           Three Months Ended March 31, 1996 and 1995                   4

                          Consolidated Statement of Cash Flows - For the
                           Three Months Ended March 31, 1996 and 1995                   5

                          Notes to Consolidated Financial Statements                    6

         Item 2.          Management's Discussion and Analysis or
                           Plan of Operation                                            9

Part II. Other Information

         Item 6.          Exhibits and Reports on Form 8-K                             12


                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                 RESOURCE CAPITAL RESOURCE CAPITAL GROUP, INC.
                           Consolidated Balance Sheet
                                  (Unaudited)

                      ASSETS
                                                                                     March 31,    December 31,
                                                                                       1996           1995
                                                                                     ---------    ------------
Cash and cash equivalents                                                        $     866,789  $   1,236,202
Investment in marketable equity securities-cat market-at market                         77,751         84,375
Investments in and receivables from partnerships (note 3)                            2,636,913      2,579,375
Receivable from affiliated entity                                                      225,000        225,000
Real and personal property, at cost
     Land                                                                              458,035        458,035
     Buildings and improvements                                                      1,088,670      1,085,207
     Furniture and equipment                                                            71,543         68,217
                                                                                     ---------      ---------
                                                                                     1,618,248      1,611,459
     Less accumulated depreciation                                                     (35,065)       (24,076)
                                                                                     ---------      ---------
                                                                                     1,583,183      1,587,383
Deferred charges-net of accumulated amortization                                        19,635         20,114
Other assets                                                                           148,027         12,207
                                                                                     ---------      ---------
                                                                                 $   5,557,298      5,744,656
                                                                                     =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Note payable                                                                  $     197,273        210,680
    Accounts payable                                                                    15,232         23,214
    Accrued expenses
       Interest                                                                          3,810          3,877
       Payroll                                                                          11,596         29,068
       Professional fees                                                                12,000         36,000
       Income taxes                                                                        561         50,412
       Other                                                                            23,173         24,321
                                                                                     ---------      ---------
                                                                                        51,140        143,678

       Security deposits                                                                16,146         12,625
       Mortgage payable                                                                352,634        355,486
       Deferred tax liability                                                           56,553         68,991
       Other liabilities                                                                 5,352
                                                                                     ---------      ---------
                            Total Liabilities                                          694,330        814,674

Commitments and contingencies

Minority interest                                                                      287,319        283,181

Stockholders' equity
 Common stock - authorized 1,000,000 shares
   $.01 par value per share, issued 498,608 shares                                       4,986          4,986
   Additional paid-in capital                                                        4,459,034      4,459,034
   Retained earnings                                                                   222,934        247,078
 Less treasury stock, at cost, 79,630 shares                                          (100,676)       (60,543)
  Unrealized (loss) on investment                                                      (10,629)        (3,754)
                                                                                     ---------      ---------
                            Total Stockholders' Equity                               4,575,649      4,646,801
                                                                                     ---------      ---------
                                                                                 $   5,557,298      5,744,656
                                                                                     =========      =========


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Operations
                                  (Unaudited)



                                                     Three Months Ended
                                                          MARCH 31,
                                                  ------------------------
                                                     1996          1995
                                                  ---------    -----------
Income
  Rental operations                               $  59,599    $         0
  Interest - affiliated entity                       53,145        320,451
  Equity in earnings (loss) of
     unconsolidated partnerships                     (5,226)       499,637
  Management fees - affiliated entity                15,000         15,000
  Interest - investments                             12,097          8,527
  Gain on settlement of note-affiliated entity                     529,091
  Other income                                          291              0
                                                  ---------    -----------
     Total Income                                   134,906      1,372,706
                                                  ---------    -----------


Expenses
  Rental operations                                  18,597              0
  General and administrative                        124,564         80,919
  Interest                                           11,471          3,663
  Depreciation and amortization                      11,468            577
                                                  ---------    -----------
     Total expenses                                 166,100         85,159
                                                  ---------    -----------
  Income (loss) before minority share of (income)   (31,194)     1,287,547

  Minority share of (income)                         (5,388)             0
                                                  ---------    -----------
Income (loss) before income taxes                    36,582      1,287,547

(Provision for) benefit of income taxes (note 5)     12,438       (338,656
                                                  ---------    -----------

Net income (loss)                                 $ (24,144)   $   948,891
                                                  =========    ===========

Net income (loss) per share                       $    (.06)   $      2.14
                                                  =========    ===========

See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH, 31
                                                                           ---------------------------
                                                                               1996          1995
                                                                           ------------  -------------
Cash flows from operating activities
   Net Income (loss)                                                      $   (24,144)     $   948,891
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activites
        Depreciation and amortization                                          11,468              577
        Interest - affiliated entity                                           21,236
        Equity in (earnings) loss of unconsolidated partnerships                5,226         (499,637)
        Minority share of income (loss)                                         5,388
        Changes in certain other accounts
            Investment in marketable securities, net                             (251)
            Accrued interest receivable                                                      1,066,672
           Other assets                                                        (7,320)
            Net deferred tax asset                                                             265,406
            Accounts payable                                                   (7,982)            (382)
            Accrued expenses                                                  (92,538)            (819)
            Other liabilities                                                   5,352
            Income taxes                                                      (12,438)          73,250
            Security deposit                                                    3,521
                                                                          -----------      -----------
                Net cash provided (used) by operating activities              (92,482)       1,853,958
                                                                          -----------      -----------
Cash flows from investing activities
      Additions to real and personal property                                  (6,789)
      Deposits receivable                                                    (128,500)        (872,702)
      Purchase of limited partner interest in
          unconsolidated partnerships                                          (7,000)
      Repayments from (advances to) affiliated entity, net                    (77,000)         166,920
      Receipt of notes and mortgage receivables from MLP                                       675,133
                                                                          -----------      -----------
      Net cash (used) by investing acitivites                                (219,289)         (30,649)
                                                                          -----------      -----------
Cash flows from financing activities
    Payments on mortgage payable                                               (2,852)
    Payments on note payable                                                  (13,407)          (9,788)
    Purchase of treasury stock                                                (40,133)
    Distribution to minority interest                                          (1,250)
                                                                          -----------      -----------
        Net cash (used) by financing activities                               (57,642)          (9,788)
                                                                          -----------      -----------
     Net increase (decrease) in cash and cash equivalents                    (369,413)       1,813,521

Cash and cash equivalents at beginning of period                            1,236,202           64,595
                                                                          -----------      -----------
Cash and cash equivalents at end of period                                $   866,789      $ 1,878,116
                                                                          ===========      ===========

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1995 as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

Note 1 Adjustments
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present the Company's financial position, results of operations and cash flows for the periods indicated. Such adjustments consisted only of normal recurring items.

Note 2 Summary of significant accounting policies

Principals of Consolidation
The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its seventy-five (75) percent owned subsidiary, 8050 Roswell Associates, LLC, (Roswell) and 419 Crossville Associates, LLC (Crossville). The remaining twenty-five (25) percent ownership of Roswell and Crossville is controlled by Hunter Management Company. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 Investment in and receivables from partnerships
The balances are summarized as follows:

                                    MARCH 31,    DECEMBER 31,
                                       1996          1995
                                    ---------     -----------
Notes receivable from MLP         $ 1,983,501      $ 1,983,501
Accrued interest receivable
    from MLP                           24,794           24,794
Advances receivable from MLP          921,177          844,177
Accountability to partnerships        (99,559)         (73,097)
Purchase of limited partner
 interest in AGS Carriage House/
 AGS Compass Pointe                     7,000
                                   ----------      -----------
                                    2,836,913        2,779,375
Valuation allowance                   200,000          200,000
                                   ----------      -----------
                                  $ 2,636,913      $ 2,579,375
                                   ==========       ==========


In January 1995, MLP completed the sale of two of its properties, the Birchwood and FoxFire Apartments. As a result of this sale, MLP was able to repay the Company $942,581 covering the principal and accrued interest due on the Birchwood and FoxFire notes receivable and a portion of the advances receivable due to the Company. In addition, MLP refinanced the mortgage loans on Aspen Walk Apartments and Rolling Hills Apartments on March 17, 1995. Cash proceeds of $1,833,765 from this refinancing were sufficient to cover a substantial portion of the remaining accrued interest receivable on the MLP notes, and the $600,000 mortgage note receivable (see note 4).

Interest income on these notes for the three months ended March 31, 1996 amounted to $74,381. Interest income reported for the corresponding period in 1995 was $250,927.

Interest payments received on these notes for the three months ended March 31, 1996 and 1995 amounted to $74,381 and $1,387,123 respectively.

Based upon an evaluation of the Company's notes receivable from MLP management has provided a $200,000 valuation allowance to reflect its estimate of their realizability.

In March 1996 the Company acquired six (6) limited partner units of AGS Compass Pointe Associates for $6,000 and 1 limited partner unit of AGS Carriage House Associates for $1,000. These assignments represent 22.8% ownership of AGS Compass Pointe and 4.75% ownership of AGS Carriage House. Subsequent to March 1996 the Company acquired an additional 67.7% ownership of AGS Compass Pointe and 23.75% ownership of AGS Carriage House for $17,800 and $5,000 respectively.

Note 4 Mortgage note receivable - affiliated entity
In March 1995, the Company received $659,524 in full settlement of its $600,000 second mortgage note and accrued interest receivable due from MLP. This note, which carried a face value of $600,000 along with accrued interest thereon and 54,317 shares of its common stock was purchased from a finance company in 1993 for $100,000. The Company carried the note on its books at its cost basis of $70,909 and accordingly reflected a gain of $529,091 in the 1995 statement of operations. Interest income on this note for the three months ended March 31, 1995 amounted to $62,524.

Note 5 Acquisition of properties
In 1995 the Company purchased 75% interests in both Roswell and Crossville, each of which was accounted for as a purchase. The entire purchase price was allocated to real and personal property since this amount was less than the fair value of the properties. The remaining 25% interest in each entity was purchased by Hunter Management Company (Hunter). Hunter provides management services to Roswell, Crossville and the Company's Partnership investees. Additionally, the sole shareholder of Hunter is a minority shareholder of the Company.

The purchase price for Roswell approximated $440,000 of which $330,000 was contributed by the Company with the remaining $110,000 being contributed by Hunter. Operations of Roswell have been included in the Company's 1995 financial statements since May 1995. The purchase price of Crossville approximated $1,000,000, of which the Company contributed $750,000 while Hunter contributed $250,000. Of the $250,000 contributed by Hunter, $225,000 was advanced by the Company. Operations of Crossville have been included in the Company's 1995 financial statements since November, 1995.

In June 1995, Roswell obtained a mortgage in the amount of $360,000 and with the proceeds returned $247,500 to the Company and $82,500 to Hunter. In addition, Crossville has obtained a mortgage commitment of $880,000 on its property. The loan is scheduled to close on May 30, 1996. A substantial portion of the proceeds from the mortgage are expected to be returned to the Company (75%) and Hunter (25%). Proceeds returned to Hunter would be used to satisfy the $225,000 advance from the Company.

The Following summarized, unaudited pro forma results of operations for the three months ended March 31, 1995 assumes both the Roswell and Crossville acquisitions occurred January 1, 1995:

               Rental operating income          $ 54,340

               Net income                        963,781

               Net income per share                 2.17

On March 15, 1996 the Company entered into a contract to purchase the Colonial Park Commons for $1,210,000. This property is located in Fulton County, Georgia and consists of an 18,387 square foot office building and two building lots. A $128,500 deposit has been escrowed by the Company pending the closing of this transaction. The purchase is conditional upon the Company obtaining a first mortgage on the property in the amount of $1,028,000.

In 1996, both AGS Carriage House and AGS Compass Pointe Associates intend to expand their Parnterships and raise additional capital. It is the Company's intention to acquire any non- participating limited partner interests.

Note 6 Income Taxes

The provision for income taxes of $338,656 for the three months ended March 31, 1995 is based on the tax obtained by applying the statutory rate to the taxable income earned in the period. In 1995 the Company utilized its net operating loss carry forwards for income tax purposes of approximately $739,000 and accordingly utilized the corresponding deferred tax asset of $265,406. The difference of $73,250 was recorded by the Company as deferred income taxes. In 1996 the Company recorded a tax benefit of $12,438 for the three months ended March 31, 1996.
                                       8

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The Company's liquidity is based primarily on its cash reserves, real estate investment income, ability to obtain mortgage financing, and the interest income and loan repayments received on its notes receivable from its affiliate, AGS Partners MLP, L.P. (MLP). These funds are used to pay the Company's normal operating expenses and fund new acquisitions.

As of March 31, 1996, the Company had cash reserves of $866,789. For the three months ended March 31, 1996, the advances receivable from MLP increased $77,000 for major capital improvements. This amount will be refunded to the Company by MLP from escrows held by the first mortgage lender. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

Occupancy levels and rental rates have increased substantially over the past 3 years. The net operating income at the property levels combined with MLP reserves are presently sufficient to make full interest payments to the Company. In the past, the Company allowed MLP to defer interest payments to make capital improvements, replacements and upgrades to the individual apartment units, buildings and mechanical systems. As a result of this program, in January, 1995 MLP successfully sold two of its properties, the Birchwood and FoxFire Apartments at a substantial profit and refinanced in March, 1995 Aspen Walk and Rolling Hills Apartments.

During the three months ended March 31, 1996, the Company received $74,381 in interest income from MLP. The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the MLP properties. However based on 1996 and future budgets and recent property valuations, management believes that the two remaining MLP properties have potential for future operating cash flows and future re-sale values. None-the- less management decided to make a valuation allowance against the MLP notes of $200,000.

The operating properties of the MLP and the various other real estate partnerships in which the Company is the general partner are financed with non-recourse debt. The Company is not liable for the principal or interest on the mortgages and the other assets of the partnerships are more than adequate to satisfy other recourse liabilities. Therefore, the Company's liquidity should not be adversely affected by these general partner obligations.

In May 1995, the Company acquired for $330,000 a 75% interest in 8050 Roswell Associates, LLC (Roswell) a Georgia limited liability Company which owns a 9,000 square foot office building in Atlanta, Georgia. Hunter Management Company owns the remaining 25% interest. The purchase price for Roswell approximated $440,000 and was financed, in part, with a $360,000 mortgage on the building. The Company was repaid $247,500 in capital from the proceeds of the mortgage. Based on 1996 and future budgets and recent property valuations the investment should produce future operating cash flows and future resale values for the Company.

In November, 1995 the Company purchased a 75% interest in 419 Crossville Associates, LLC (Crossville) a Georgia limited liability Company which owns a 19,000 square foot office building in Roswell, Fulton County, Georgia. Hunter Management Company owns the remaining 25% interest. The Company advanced $225,000 to Hunter for this acquisition. The building was purchased in an all cash transaction, the proceeds of which are expected to be returned to the Company and to Hunter. Proceeds returned to Hunter would be used, in part, to satisfy the $225,000 advance from the Company. Based on 1996 and future budgets and recent property valuations, the investment should produce future operating cash flows and future resale values for the Company.

For the three months ended March 31, 1996 the Company received 15,000 in fees from Hunter Management Company for management supervisory services provided in connection with the various MLP properties.

In March 1996, the Company submitted an earnest money deposit in the amount of $128,500 for the purchase of a 18,387 square foot office building and two building lots in Roswell, Georgia for $1,210,000. The purchase of the building is conditioned upon the Company obtaining a first mortgage on the property in the amount of $1,028,000.

The Company is the General Partner and also a Limited Partner of AGS Carriage House Associates and AGS Compass Pointe Associates. The Company is in the process of expanding both partnerships to raise additional capital in the amount of $200,000. In order for the Company to maintain its present ownership interests it will be required to contribute $129,000 and presently intends to acquire the interests of any non-contributing Limited Partners.

Results of Operations

For the three months ended March 31, 1996, the Company recognized a loss of $24,144 compared to income of $948,891 for the corresponding period in 1995. Total revenue for the three months ended March 31, 1996 was $134,906 versus $1,372,706 for the same period in 1995. This decrease in revenue was caused substantially by the March, 1995 refinance of Rolling Hills Apartments by MLP which resulted in income in the amount of $529,091 from the payoff of the $600,000 face second mortage note receivable held by the Company, additional interest due per the terms of the note in the amount of $56,691 and the January 1995 sale of Birchwood and FoxFire Apartments by MLP resulting in approximately $500,000 in income from partnerships from the sale of Birchwood and FoxFire. Interest income - affiliated entity decreased in 1996 due to the additional interest received as described above and the payoff of the Birchwood and FoxFire notes receivable in 1995. Rental income increased $59,599 in 1996 due to the May 1995 acquisition of Roswell and the November 1995 acquisition of Crossville.

Total expenses for the three months ended March 31, 1996 were $166,100 compared to $85,159 for the same period in 1995. The increase in expenses from 1996 to 1995 was caused by the rental operating expenses incurred from the acquisition of Roswell and Crossville in 1995.

General and administrative expenses for the three months ended March 31, 1996 of $124,919 increased $44,000 from the same period last year. The increase is attributable to the hiring of an additional staff person in April 1995 and state income taxes paid in 1996.

Depreciation and amortization of $11,468 for the three months ended March 31, 1996 increased $10,891 from the same period in 1995.

Interest expense increased $7,808 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to the amortization of the mortgage payable obtained on the Roswell property acquisition.

Inflation

Inflation in the future may increase rental revenues as well as operating expenses, all in accordnace with general market trends.

                         PART II      OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K
         -----------------------------------------

          (a)  Exhibits - None

          (b)  Reports  - None

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Resource Capital Group, Inc.
                                (Registrant)

                           By:  /s/Albert G. Schmerge III
                                -------------------------

                                Albert G. Schmerge III
                                President, CEO and
                                Chairman of the Board

                           Date:  May 14, 1996