Form 10QSB
period 1996-06-30
RESOURCE CAPITAL GROUP INC
filed 1996-08-15
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to
                               ------------    -------------

Commission File Number 0-20272
                       -------

                        RESOURCE CAPITAL GROUP, INC.
- --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

Delaware                                                     13-3617377
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


419 Crossville Road, Suite 204  Roswell, GA  30075
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                404-264-0600
- --------------------------------------------------------------------------------
              (Issuer's telephone number, including area code)

3400 Peachtree Road, NE Suite 1311  Atlanta, GA  30326
- --------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

                                                                 X Yes    [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1996, 416,748 shares of common stock of the Registrant were outstanding.

                                     INDEX

                          RESOURCE CAPITAL GROUP, INC.




Part I.  Financial Information                                                        Page
                                                                                     Number
                                                                                     ------
         Item 1.          Consolidated Financial Statements (Unaudited)


                          Consolidated Balance Sheet - June 30, 1996
                           and December 31, 1995                                        3

                          Consolidated Statement of Operations - For the
                           Three Months and Six Months Ended June 30,
                           1996 and 1995                                                4

                          Consolidated Statement of Cash Flows - For the
                           Six Months Ended June 30, 1996 and 1995                      5

                          Notes to Consolidated Financial Statements                    6

         Item 2.          Management's Discussion and Analysis or
                           Plan of Operation                                            10

Part II. Other Information

         Item 6.          Exhibits and Reports on Form 8-K                              13


Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                    ASSETS
                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              1996           1995
                                                                                          ------------   ------------
Cash and cash equivalents                                                                 $    876,433   $  1,236,202
Investment in marketable equity securities-cat market                                           81,755         84,375
Investments in and receivables from partnerships (note 3)                                    2,660,893      2,579,375
Receivable from affiliated entity                                                                             225,000
Real and personal property, at cost
  Land                                                                                         633,845        458,035
  Buildings and improvements                                                                 4,610,417      1,085,207
  Furniture and equipment                                                                      670,092         68,217
                                                                                          ------------   ------------
                                                                                             5,914,354      1,611,459
  Less accumulated depreciation                                                                (68,602)       (24,076)
                                                                                          ------------   ------------
                                                                                             5,845,752      1,587,383
Deferred charges-net of accumulated amortization                                               510,966         20,114
Other assets                                                                                   157,895         12,207
                                                                                          ------------   ------------
                                                                                          $ 10,133,694   $  5,744,656
                                                                                          ============   ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Note payable                                                                            $    183,664   $    210,680
  Accounts payable                                                                             115,219         23,214
  Accrued expenses
   Interest                                                                                     35,280          3,877
   Payroll                                                                                      25,822         29,068
   Professional fees                                                                            18,000         36,000
   Taxes                                                                                        39,984         50,412
   Other                                                                                         6,647         24,321
                                                                                          ------------   ------------
                                                                                               125,733        143,678

   Security deposits                                                                            63,892         12,625
   Mortgage payable                                                                          4,960,256        355,486
   Deferred tax liability                                                                       42,538         68,991
                                                                                          ------------   ------------
                 Total Liabilities                                                           5,491,302        814,674

Commitments and contingencies

Minority interest                                                                              100,199        283,181

Stockholders' equity
 Common stock - authorized 1,000,000
  $.01 par value per share, issued 498,608                                                       4,986          4,986
  Additional paid-in capital                                                                 4,459,034      4,459,034
  Retained earnings                                                                            195,728        247,078
Less treasury stock, at cost, 82,130 shares                                                   (110,676)       (60,543)
  Unrealized (loss) on investment                                                               (6,879)        (3,754)
                                                                                          ------------   ------------
                  Total Stockholders' Equity                                                 4,542,193      4,646,801
                                                                                          ------------   ------------
                                                                                          $ 10,133,694   $  5,744,656
                                                                                          ============   ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                         Three Months Ended             Six Months Ended
                                                               JUNE 30                       JUNE 30
                                                      ------------------------     --------------------------
                                                         1996          1995           1996            1995
                                                      ---------      ---------     -----------     ----------
Income
  Rental operations                                   $ 223,247      $  18,001       $ 282,846     $   18,001
  Interest - affiliated entity                           53,146         74,381         106,291        394,832
  Equity in earnings (loss) of
   unconsolidated partnerships                            2,391        211,211          (2,835)       710,848
  Management fees - affiliated entity                    15,000         15,000          30,000         30,000
  Interest - investments                                  7,854         31,125          19,951         39,652
  Gain on settlement of note entity                           0              0               0        529,091
  Other income                                              294              0             585              0
                                                      ---------      ---------     -----------     ----------

   Total Income                                         301,932        349,718         436,838      1,722,424
                                                      ---------      ---------     -----------     ----------


Expenses
  Rental operations                                     111,398          6,038         129,995          6,038
  General and administrative                            112,758        118,473         237,322        199,392
  Interest                                               79,264          4,549          90,735          8,212
  Depreciation and amortization                          34,923          3,288          46,391          3,865
                                                      ---------      ---------     -----------     ----------

   Total Expenses                                       338,343        132,348         504,443        217,507
                                                      ---------      ---------     -----------     ----------

Income (loss) before minority share of (income)         (36,411)       217,370         (67,605)     1,504,917

Minority share of (income)                               (4,810)        (2,100)        (10,198)        (2,100)
                                                      ---------      ---------     -----------     ----------

Income (loss) before income taxes                       (41,221)       215,270         (77,803)     1,502,817

(Provision for) benefit of income taxes (note 5)         14,015        (73,192)         26,453       (411,848)
                                                      ---------      ---------     -----------     ----------

Net income (loss)                                     $ (27,206)     $ 142,078     $   (51,350)    $1,090,969
                                                      =========      =========     ===========     ==========

Net income (loss) per share                           $    (.06)     $     .32     $      (.12)    $     2.46
                                                      =========      =========     ===========     ==========



See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                         ----------------------------
                                                                             1996            1995
                                                                         ------------     -----------
Cash flows from operating activities
 Net Income (loss)                                                       $    (51,350)    $ 1,090,969
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activites
    Depreciation and amortization                                              46,391           3,865
    Interest - affiliated entity                                               42,472
    Equity in (earnings) loss of unconsolidated partnerships                    2,835        (710,848)
    Minority share of income (loss)                                            10,198          37,100
    Changes in certain other accounts
      Investment in marketable securities, net                                   (505)
      Accrued interest receivable                                                           1,066,672
      Deferred charges and other assets                                      (638,405)        (46,458)
      Net deferred tax asset                                                                  265,406
      Accounts payable                                                         92,005           9,816
      Accrued expenses                                                        (17,945)        (11,631)
      Income taxes                                                            (26,453)        146,442
      Security deposit                                                         51,267
                                                                         ------------     -----------
       Net provided (used) by operating activities                           (489,490)      1,851,333
                                                                         ------------     -----------

Cash flows from investing activities
   Additions to real and personal property                                 (4,302,895)       (439,399)
   Deposits receivable                                                                       (144,500)
   Purchase of limited partner interest in
     unconsolidated partnerships                                              (39,325)
   Repayments from (advances to) affiliated entity, net                       (87,500)        166,920
   Receipt of notes and mortgage receivables from MLP                                         675,133
   Receipt from affiliated entity                                             225,000
                                                                         ------------     -----------
   Net cash provided (used) by investing activities                        (4,204,720)        258,154
                                                                         ------------     -----------

Cash flows from financing activities
  Proceeds of mortgage payable                                              4,604,770         360,000
  Receipt from minority interest                                                8,070
  Payments on note payable                                                    (27,016)        (19,723)
  Purchase of treasury stock                                                  (50,133)
  Distribution to minority interest                                          (201,250)
                                                                         ------------     -----------
    Net cash provided by financing activities                               4,334,441         340,277
                                                                         ------------     -----------

  Net increase (decrease) in cash and cash equivalents                       (359,769)      2,449,764

Cash and cash equivalents at beginning of period                            1,236,202          64,595
                                                                         ------------     -----------
Cash and cash equivalents at end of period                               $    876,433     $ 2,514,359
                                                                         ============     ===========


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

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

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its seventy-five (75) percent owned subsidiaries, 8050 Roswell Associates, LLC, (Roswell) and 419 Crossville Associates, LLC (Crossville) and its ninety-nine (99) percent owned subsidiaries, AGS Carriage House Associates (Carriage House) and AGS Compass Pointe Associates (Compass Pointe). The remaining twenty-five (25) percent ownership of Roswell and Crossville and one (1) percent ownership of Carriage House and Compass Pointe is controlled by Hunter Management Company. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 Investment in and receivables from partnerships
The balances are summarized as follows:

                                         JUNE 30,     DECEMBER 31,
                                           1996          1995
                                       -----------    ------------
Notes receivable from MLP                $ 1,983,501   $ 1,983,501
Accrued interest receivable from MLP          24,794        24,794
Advances receivable from MLP                 931,677       844,177
Accountability to partnerships              (118,404)      (73,097)
Purchase of limited partner
 interest in AGS Carriage House/
 AGS Compass Pointe                           39,325
                                         -----------   -----------
                                           2,860,893     2,779,375
Valuation allowance                          200,000       200,000
                                         -----------   -----------
                                         $ 2,660,893   $ 2,579,375
                                         ===========   ===========

In January 1995, MLP completed the sale of two of its properties, the Birchwood and FoxFire Apartments. As a result of this sale, MLP repaid the Company $942,581 covering the principal and accrued interest due on the Birchwood and FoxFire notes receivable and a portion of the advances receivable due to the Company. In addition, MLP refinanced the mortgage loans on Aspen Walk Apartments and Rolling Hills Apartments on March 17, 1995. Cash proceeds of $1,833,765 from this refinancing were sufficient to cover a substantial portion of the remaining accrued interest receivable on the MLP notes, and the $600,000 mortgage note receivable (see note 4).

Interest income on these notes for the three months ended June 30, 1996 amounted to $74,381. Interest income reported for the corresponding period in 1995 was also $74,381.

Interest payments received on these notes for the three months ended June 30, 1996 and 1995 amounted to $74,381 for each period.

Based upon an evaluation of the Company's notes receivable from MLP, in 1995 management provided a $200,000 valuation allowance to reflect its estimate of their realizability.

In 1996 the Company was assigned 23.825 limited partner units from existing limited partners of AGS Compass Pointe Associates (Compass) for $23,825 and
15.5 limited partner units of AGS Carriage House Associates (Carriage) for $15,500. These assignments represent 90.5% ownership of Compass and 73.6% ownership of Carriage. In addition the Company acquired an additional 3.5% limited partner interest in Compass and 20.4% limited partner interest in Carriage from the non-participating limited partners.

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

In June 1995, Roswell obtained a mortgage in the amount of $360,000 and with the proceeds returned $247,500 to the Company and $82,500 to Hunter. In addition, in May, 1996 Crossville obtained a mortgage in the amount of $880,000 and with the proceeds returned $600,000 to the Company (75%) and $200,000 to Hunter (25%). Proceeds returned to Hunter were used to satisfy the $225,000 advance from the Company.

The Following summarized, unaudited pro forma results of operations for the three months and six months ended June 30, 1995 assumes both the Roswell and Crossville acquisitions occurred January 1, 1995:

                             Three Months Ended   Six Months Ended
                                June 30, 1995      June 30, 1995
                                -------------      -------------
    Rental operating income       $ 64,251          $  118,591

    Net income                     166,879           1,130,660

    Net income per share              .38               2.55

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

In 1996, both AGS Carriage House and AGS Compass Pointe Associates expanded their Partnerships to raise additional capital. In that regard the Company acquired an additional 94% interest in and contributed $23,825 to AGS Compass Pointe Associates and acquired an additional 94% interest in and contributed $15,500 to AGS Carriage House Associates. Hunter acquired the remaining 1% interest in AGS Compass Pointe and AGS Carriage House.

Note 6 Income Taxes
The provision for income taxes of $73,192 for the three months ended June 30, 1995 is based on the tax obtained by applying the statutory rate to the taxable income earned in the period. In 1996 the Company recorded a tax benefit of $14,015 for the three months ended June 30, 1996.

Note 7 Mortgages Payable
In May, 1996 Crossville obtained a $880,000 mortgage payable which matures June 1, 2011. Required monthly payments of $8,821 are applied first to interest at 8.8% with the balance to reduction of principal. Interest on this loan adjusts every five years and is computed at 3.25 basis points over the average yield on U.S. Treasury Securities, as defined. The mortgage payable has been guaranteed by both the Company and Hunter.

In 1996, the Company contributed $443,500 to AGS Carriage House Associates and $355,500 to AGS Compass Pointe Associates. These amounts combined with partnership cash was used primarily to reduce the long term debt of the Partnerships. The terms of the mortgages payable for those two properties are as follows:

                                                    Balance
                                                 June 30, 1996
                                                 -------------
     9 3/4% mortgage payable to a bank,
     secured by a first deed of trust on
     Compass Pointe Apartments payable in
     equal monthly installments of principal
     and interest of $15,753 until maturity
     on December 1, 2023.                          $1,810,938


     9 3/4 % mortgage payable to a bank,
     secured by a first deed of trust on
     Carriage House Apartments payable in
     equal monthly installments of principal
     and interest of $16,812 until maturity
     on December 1, 2023.                          $1,932,699


These loans are non recourse to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company's liquidity is based primarily on its cash reserves, real estate investment income, ability to obtain mortgage financing, plus the interest income and loan repayments received on its notes receivable from its affiliate, AGS Partners MLP, L.P. (MLP). These funds are used to pay the Company's normal operating expenses and fund new acquisitions.

As of June 30, 1996, the Company had cash reserves of $876,433. For the six months ended June 30, 1996, the advances receivable from MLP increased $87,500 for major capital improvements. This amount will be refunded to the Company by MLP from escrows held by the first mortgage lender and other reserves. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

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

During the three months ended June 30, 1996, the Company received $74,381 in interest income from MLP. The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the MLP properties. However based on 1996 and future budgets and recent property valuations, management believes that the two remaining MLP properties have potential for future operating cash flows and future re-sale values. None-the- less in 1995 management decided to make a valuation allowance against the MLP notes of $200,000.

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

In November, 1995 the Company purchased a 75% interest in 419 Crossville Associates, LLC (Crossville) a Georgia limited liability Company which owns a 19,000 square foot office building in Roswell, Fulton County, Georgia. Hunter Management Company owns the remaining 25% interest. The Company advanced $225,000 to Hunter for this acquisition. The building was purchased in an all cash transaction, however, in May, 1996 Crossville closed an $880,000 mortgage on the property and used the proceeds to return $600,000 in capital to the Company and $200,000 in capital to Hunter. Proceeds returned to Hunter were used to satisfy the $225,000 advance from the Company. Based on 1996 and future budgets and recent property valuations, the investment should produce future operating cash flows and future resale values for the Company.

For the three months ended June 30, 1996 the Company received 15,000 in fees from Hunter Management Company for management supervisory services provided in connection with the various MLP properties.

In March 1996, the Company submitted an earnest money deposit in the amount of $128,500 for the purchase of a 18,387 square foot office building and two building lots in Roswell, Georgia for $1,210,000. The purchase of the building is conditioned upon the Company, at its option, obtaining a first mortgage on the property in the amount of $1,028,000. However, the Company is only seeking $800,000 in mortgage financing and does not intend to encumber the building lots.

The Company is the General Partner and also a Limited Partner of AGS Carriage House Associates and AGS Compass Pointe Associates. In 1996, the Company expanded both partnerships to raise additional capital. In this regard the Company has contributed $799,000 to these two properties and has obtained a 94% limited partner interest in the partnerships. Hunter contributed $8,070 in capital and has obtained a 1% limited partner interest. The capital was utilized by the partnerships to satisfy debt requirements.The investment should produce future operating cash flows and future resale values for the Company.

Results of Operations

The Company's business plan includes a transition from its current asset base of mortgage receivables from MLP and general and limited partner interests in apartment buildings located throughout the country, into small apartment properties and suburban office buildings concentrated in Atlanta, Georgia and other fast growing metropolitan areas in the southeast. Consistent with this transition, for the three months ended June 30, 1996, the Company recognized a loss of $27,206 compared to income of $142,078 for the corresponding period in 1995. Total revenue for the three months ended June 30, 1996 was $301,932 versus $349,718 for the same period in 1995. This decrease in revenue was caused substantially by the decrease in income from MLP from the 1995 sale of Birchwood and Foxfire Apartments and the 1995 refinance of Rolling Hills and Aspen Walk Apartments. Rental income increased $205,246 in 1996 due to the May 1995 acquisition of Roswell and the November 1995 acquisition of Crossville and the 1996 acquisition of Carriage House and Compass Pointe.

Total expenses for the three months ended June 30, 1996 were $338,343 compared to $132,348 for the same period in 1995. The increase in expenses from 1996 to 1995 was caused by the rental operating expenses incurred from the acquisition of Roswell and Crossville in 1995 and Carriage House and Compass Pointe in 1996.

General and administrative expenses for the three months ended June 30, 1996 of $112,758 decreased $5,715 from the same period last year. The decrease is attributable to additional professional fees incurred in 1995 from the participation in the HUD Auction of non performing loans in March, 1995.

In 1996, consistent with its business plan, the Company acquired 94% of the ownership interest in Carriage House and Compass Pointe Apartments. As a result, depreciation and amortization of $34,923 for the three months ended June 30, 1996 increased $31,635 from the same period in 1995 due to the acquisition of Carriage House and Compass Pointe in 1996 and Roswell and Crossville in 1995.

Interest expense increased $74,715 for the three months ended June 30, 1996 as compared to the corresponding period in 1995 due to the amortization of the mortgage payable obtained on the Roswell and Crossville acquisition in 1995 and Carriage House and Compass acquisition in 1996.

Inflation

Inflation in the future may increase rental revenues as well as operating expenses, all in accordnace with general market trends.

                         PART II      OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


      (a)  Exhibits - 27  Financial Data Schedule (for SEC use only)

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

                                   Date:  August 14, 1996