Form 10QSB
period 1996-09-30
RESOURCE CAPITAL GROUP INC
filed 1996-11-15
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number 0-20272


                         RESOURCE CAPITAL GROUP, INC.
--------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

Delaware                                                     13-3617377
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


419 Crossville Road, Suite 204     Roswell, GA                  30075
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                  770-649-7000
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

As of September 30, 1996, 411,489 shares of common stock of the Registrant were outstanding.

                                     INDEX

                          RESOURCE CAPITAL GROUP, INC.



Part I.  Financial Information
                                                                                       Page
                                                                                      Number
                                                                                      ------
          Item 1.          Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheet - September 30, 1996
                           and December 31, 1995                                         3

                           Consolidated Statement of Operations - For the
                           Three Months and Nine Months Ended September 30,
                           1996 and 1995                                                 4

                           Consolidated Statement of Cash Flows - For the
                           Nine Months Ended September 30, 1996 and 1995                 5

                           Notes to Consolidated Financial Statements                    6

         Item 2.           Management's Discussion and Analysis or
                           Plan of Operation                                            11


Part II. Other Information

         Item 6.                  Exhibits and Reports on Form 8-K                      15


                                        PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                ASSETS
                                                                                September 30,    December 31,
                                                                                     1996            1995
                                                                               -------------    -------------
Cash and cash equivalents                                                       $    424,440    $   1,236,202
Investment in marketable equity securities- at cost, market $93,262                   88,891           84,375
Investments in and receivables from partnerships (note 3)                          2,685,514        2,579,375
Receivable from affiliated entity                                                                     225,000

Real and personal property, at cost (note 5)
     Land                                                                          1,086,645          458,035
     Buildings and improvements                                                    5,382,027        1,085,207
     Furniture and equipment                                                         698,557           68,217
                                                                                ------------    -------------
                                                                                   7,167,229        1,611,459
     Less accumulated depreciation                                                  (124,987)         (24,076)
                                                                                ------------    -------------
                                                                                   7,042,242        1,587,383
Deferred charges-net of accumulated amortization                                     540,789           20,114
Other assets                                                                          76,546           12,207
                                                                                ------------    -------------
                                                                                $ 10,858,422    $   5,744,656
                                                                                ============    =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Note payable                                                                 $    169,850    $     210,680
    Accounts payable                                                                  94,527           23,214
    Accrued expenses
       Interest                                                                       40,442            3,877
       Payroll                                                                        21,184           29,068
       Professional fees                                                              27,000           36,000
       Taxes                                                                          43,898           50,412
       Other                                                                          11,463           24,321
                                                                                ------------    -------------
                                                                                     143,987          143,678

       Security deposits                                                              73,791           12,625
       Mortgages payable (note 7)                                                  5,730,753          355,486
       Deferred tax liability                                                         26,991           68,991
                                                                                ------------    -------------
                            Total Liabilities                                      6,239,899          814,674

Commitments and contingencies

Minority interest                                                                    109,021          283,181

Stockholders' equity
 Common stock - authorized 1,000,000 shares
$.01 par value per share, issued 498,608 shares                                        4,986            4,986
Additional paid-in capital                                                         4,459,034        4,459,034
Retained earnings                                                                    177,194          247,078
Less treasury stock, at cost, 87,119 shares                                         (131,712)         (60,543)
Unrealized (loss) on investment                                                            0           (3,754)
                                                                                ------------    -------------
                            Total Stockholders' Equity                             4,509,502        4,646,801
                                                                                ------------    -------------
                                                                                $ 10,858,422    $   5,744,656
                                                                                ============    =============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Operations
                                  (Unaudited)



                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                     September 30,
                                                            ------------------------         --------------------------
                                                               1996           1995               1996           1995
                                                            ----------   -----------         ----------      ----------
Income
  Rental operations                                         $  405,696   $    22,125         $  688,542      $    40,126
  Interest - affiliated entity                                  53,145        74,381            159,436          469,213
  Equity in earnings (loss) of
     unconsolidated partnerships                                  (143)      (38,749)            (2,978)         672,099
  Management fees - affiliated entity                           15,000        15,000             45,000           45,000
  Interest - investments                                        10,603        29,524             30,554           69,176
  Gain on settlement of note-affiliated entity (note 4)              0             0                  0          529,091
  Other income                                                     529             0              1,114                0
                                                            ----------   -----------         ----------      -----------
     Total Income                                              484,830       102,281            921,668        1,824,705
                                                            ----------   -----------         ----------      -----------

Expenses
  Rental operations                                            208,002         6,829            337,997           12,867
  General and administrative                                   117,485       103,789            354,807          303,181
  Interest                                                     122,296        11,934            213,031           20,146
  Depreciation and amortization                                 61,306         4,185            107,697            8,050
                                                            ----------   -----------         ----------      -----------

     Total Expenses                                            509,089       126,737          1,013,532          344,244

Income (loss) before minority share of (income)                (24,259)      (24,456)           (91,864)       1,480,461

Minority share of (income)                                      (3,822)         (779)           (14,020)          (2,879)
                                                            ----------   -----------         ----------      -----------

Income (loss) before income taxes                              (28,081)      (25,235)          (105,884)       1,477,582

(Provision for) benefit of income taxes (note 6)                 9,547         8,580             36,000         (403,268)
                                                            ----------   -----------         ----------      -----------
Net income (loss)                                           $  (18,534)  $   (16,655)        $  (69,884)     $ 1,074,314
                                                            ==========   ===========         ==========      ===========
Net income (loss) per share                                 $     (.05)  $      (.04)        $     (.17)     $      2.50
                                                            ==========   ===========         ==========      ===========


See notes to consolidated financial statements b.) Consolidated Statement of Cash Flows

                         RESOURCE CAPITAL GROUP, INC
                     Consolidated Statement of Cash Flows
                                 (Unaudited)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           -------------------------
                                                                                             1996            1995
                                                                                           ----------     ----------
Cash flows from operating activities
   Net Income (loss)                                                                       $   (69,884)    $ 1,074,314
   Adjustments to reconcile net income (loss) to
     cash provided (used) by operating activities
        Depreciation and amortization                                                          107,697           8,050
        Equity in (earnings) loss of unconsolidated partnerships                                66,686        (672,099)
        Minority share of income (loss)                                                         14,020          30,379
        Changes in certain other accounts
            Investment in marketable securities, net                                              (762)
            Accrued interest receivable                                                                      1,066,672
            Deferred charges and other assets                                                 (591,800)        (33,208)
            Net deferred tax asset                                                                             265,406
            Accounts payable                                                                    71,313             587
            Accrued expenses                                                                       309         (59,228)
            Deferred income taxes                                                              (42,000)        137,862
            Security deposit                                                                    61,166           7,375
                                                                                           -----------     -----------
              Net cash provided (used) by operating activities                                (383,255)      1,826,110
                                                                                           -----------     -----------

Cash flows from investing activities
      Additions to real and personal property                                               (5,555,770)       (453,799)
      Deposits receivable                                                                                     (144,500)
      Purchase of limited partner interest in
          unconsolidated partnerships                                                          (39,325)
      Repayments from (advances to) affiliated entity, net                                    (133,500)         69,920
      Receipt of notes and mortgage receivables from MLP                                                       675,133
      Receipt from affiliated entity                                                           225,000
                                                                                           -----------     -----------
         Net cash provided (used) by investing activities                                   (5,503,595)        146,754
                                                                                           -----------     -----------
Cash flows from financing activities
    Proceeds of mortgage payable, net                                                        5,375,267         358,179
    Receipt from minority interest                                                              13,070
    Payments on note payable                                                                   (40,830)        (29,808)
    Purchase of treasury stock                                                                 (71,169)        (60,000)
    Distribution to minority interest                                                         (201,250)
                                                                                           -----------     -----------
        Net cash provided by financing activities                                            5,075,088         268,371
                                                                                           -----------     -----------

     Net increase (decrease) in cash and cash equuivalents                                    (811,762)      2,241,235

Cash and cash equivalents at beginning of period                                             1,236,202          64,595
                                                                                           -----------     -----------

Cash and cash equivalents at end of period                                                 $   424,440     $ 2,305,830
                                                                                           ===========     ===========


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)



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

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its seventy-five (75) percent owned subsidiaries, 8050 Roswell Associates, LLC, (Roswell) and 419 Crossville Associates, LLC (Crossville) and its ninety-nine (99) percent owned subsidiaries, AGS Carriage House Associates (Carriage House), AGS Compass Pointe Associates (Compass Pointe), Colonial Park Commons, LLC (Colonial Park), Heide Lot, LLC (Heide Lot) and Meggan Lot, LLC (Meggan Lot). The remaining twenty-five (25) percent ownership of Roswell and Crossville and one (1) percent ownership of Carriage House, Compass Pointe, Colonial Park, Heide Lot and Meggan Lot is controlled by Hunter Management Company. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 INVESTMENTS IN AND RECEIVABLES FROM PARTNERSHIPS

The balances are summarized as follows:

                                         September 30,  December 31,
                                              1996         1995
                                          ------------  -----------
Notes receivable from MLP                  $1,983,501    $1,983,501
Accrued interest receivable from MLP           24,794        24,794
Advances receivable from MLP                  977,677       844,177
Accountability to partnerships               (139,783)      (73,097)
Purchase of limited partner
 interest in AGS Carriage House/
 AGS Compass Pointe                            39,325          --
                                           ----------    ----------
                                            2,885,514     2,779,375
Valuation allowance                          (200,000)     (200,000)
                                           ----------    ----------
                                           $2,685,514    $2,579,375
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

Interest income earned and received on the notes receivable from MLP for the three months ended September 30, 1996 amounted to $74,381. Interest income reported for the corresponding period in 1995 was also $74,381.

Based upon an evaluation of the Company's notes receivable from MLP, in 1995 management provided a $200,000 valuation allowance to reflect its estimate of their realizability.

In 1996 the Company was assigned 23.825 limited partner units from existing limited partners of AGS Compass Pointe Associates (Compass) for $23,825 and
15.5 limited partner units of AGS Carriage House Associates (Carriage) for $15,500. These assignments represent 90.5% ownership of Compass and 73.6% ownership of Carriage. In addition the Company acquired an additional 3.5% limited partner interest in Compass and 20.4% limited partner interest in Carriage (by default pursuant to the Partnership Agreements) from the non-participating limited partners.

NOTE 4 MORTGAGE NOTE RECEIVABLE - AFFILIATED ENTITY

In March 1995, the Company received $659,524 in full settlement of its $600,000 second mortgage note and accrued interest receivable due from MLP. This note, which carried a face value of $600,000 along with accrued interest thereon and 54,317 shares of the Company's common stock was purchased from a finance company in 1993 for $100,000. The Company carried the note on its books at its cost basis of $70,909 and accordingly reflected a gain of $529,091 in the 1995 statement of operations. Interest income on this note for the three months ended March 31, 1995 amounted to $62,524.

NOTE 5 ACQUISITION OF PROPERTIES

In 1995 the Company purchased a 75% interest in both Roswell and Crossville, each of which was accounted for as a purchase. The entire purchase price was allocated to real and personal property since this amount was less than the fair value of the properties. The remaining 25% interest in each entity was purchased by Hunter Management Company (Hunter). Hunter provides management services to Roswell, Crossville, Carriage House, Compass Pointe, Colonial Park and the Company's Partnership holdings. Additionally, the sole shareholder of Hunter is a minority shareholder of the Company.

The purchase price for Roswell approximated $440,000 of which $330,000 was contributed by the Company with the remaining $110,000 being contributed by Hunter. Operations of Roswell have been included in the Company's 1995 financial statements since May 1995. The purchase price of Crossville approximated $1,000,000, of which the Companycontributed $750,000 while Hunter contributed $250,000. Operations of Crossville have been included in the Company's 1995 financial statements since November, 1995.

In June 1995, Roswell obtained a mortgage in the amount of $360,000 and with the proceeds returned $247,500 to the Company and $82,500 to Hunter. In addition, in May, 1996 Crossville obtained a mortgage in the amount of $880,000 and with the proceeds returned $600,000 to the Company (75%) and $200,000 to Hunter (25%). Proceeds returned to Hunter were used, in part, to satisfy a $225,000 advance made by the Company on behalf of Hunter in connection with this acquisition.

The Company acquired an additional 94% limited partner interest in AGS Compass Pointe Associates for $23,825 and acquired an additional 94% limited partner interest in AGS Carriage House Associates for $15,500. Hunter acquired the remaining 1% interest in Compass Pointe and Carriage House. Operations of Carriage House have been included in the Company's 1996 financial statements since June, 1996. Operations of Compass Pointe have been included in the Company's 1996 financial statements since May, 1996.

In September 1996 the Company purchased a 99% interest in Colonial Park, Heide Lot and Meggan Lot. The remaining 1% interest in each entity was purchased by Hunter Management Company. Colonial Park owns a 18,387 square foot office building in Roswell, Fulton County, Georgia. Heide Lot and Meggan Lot each own a developmental building lot adjacent to the Colonial Park office building.

The purchase price for Colonial Park approximated $1,087,500. Colonial Park obtained a mortgage in the amount of $787,500 and the Company contributed $297,000 with the remaining $3,000 being contributed by Hunter. The purchase price for Heide Lot and Meggan Lot approximated $100,000 each of which the Company contributed $198,000 ($99,000 each) and Hunter contributed the remaining $2,000 ($1,000 each). Operations of Colonial Park, Heide Lot and Meggan Lot have been included in the Company's 1996 financial statements since September 25, 1996.

The following summarized, unaudited pro forma results of operations for the three months and nine months ended September 30, 1996 and 1995 assumes the Roswell, Crossville, Carriage House, Compass Pointe, Colonial Park, Heide Lot and Meggan Lot acquisitions occurred January 1, 1995:


                          Three Months Ended     Nine Months Ended
                             September 30,        September 30,
                          ------------------    -----------------
                           1996      1995       1996        1995
                           ----      ----       ----        ----
Rental operating income  $458,350  $418,720  $1,314,275  $1,295,840

Net income (loss)        $(11,750) $ (6,764) $  (67,063) $1,092,993
                         --------  --------  ----------  ----------
Net income (loss)
   Per share             $   (.03) $   (.02) $     (.16) $     2.54
                         ========  ========  ==========  ==========


NOTE 6 INCOME TAXES

The provision for income taxes of $403,268 for the nine months ended September 30, 1995 is based on the tax obtained by applying the statutory rate to the taxable income earned in the period. In 1996 the Company recorded a tax benefit of $9,547 for the three months and $36,000 for the nine months ended September 30, 1996.

NOTE 7 MORTGAGES PAYABLE

The mortgages payable consist of the following:

                                        September 30,   December 31,
                                            1996           1995
                                        -------------   ------------
Roswell - mortgage note payable (a)      $  346,742      $355,486

Crossville - mortgage note payable (b)      872,850          --

Carriage House-mortgage note payable (c)  1,922.386          --

Compass Pointe-mortgage note payable (d)  1,801,275          --

Colonial Park-mortgage note payable (e)     787,500          --
                                         ----------      --------

                                         $5,730,753      $355,486
                                         ==========      ========

A) In June, 1995 Roswell obtained a $360,000 mortgage payable which matures July 1, 2010. Required monthly payments of $3,766 are applied first to interest at 9.53% with the balance to reduction of principal. Interest adjusts every five years and is computed as 3.25 basis points over the average yield on U.S. Treasury Securities, as defined. The mortgage has been quaranteed by both the Company and Hunter.
B) In May, 1996 Crossville obtained a $880,000 mortgage payable which matures June 1, 2011. Required monthly payments of $8,821 are applied first to interest at 8.8% with the balance to reduction of principal. Interest adjusts every five years and is computed as 3.25 basis points over the average yield on U.S. Treasury Securities, as defined. The mortgage has been guaranteed by both the Company and Hunter.
C) In 1996 Carriage House paid $566,747 to the first mortgage holder to fully reinstate the mortgage. The Company contributed $443,500 in this regard. The 9 3/4% mortgage payable provides for equal monthly installments of principal and interest of $16,812 until maturity on December 1, 2023. The mortgage is non recourse to the Company.
D) In 1996 Compass Pointe paid $459,232 to the first mortgage holder to fully reinstate the mortgage. The Company contributed $355,500 in this regard. The 9 3/4% mortgage payable provides for equal monthly installments of principal and interest of $15,753 until maturity on December 1, 2023. The mortgage is non recourse to the Company.
E) In September, 1996 Colonial Park obtained a $787,500 mortgage payable which matures October 1, 2006. Required monthly payments of $7,276 are applied first to interest at 9.375% with the balance to reduction of principal. Interest adjusts every 5 years and is computed as 3.00 basis points over the average yield on U.S. Treasury Securities, as defined. The mortgage has been guaranteed by both the Company and Hunter.

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

As of September 30, 1996, the Company had cash reserves of $424,440. For the nine months ended September 30, 1996, the advances receivable from MLP increased $133,500 for major capital improvements. This amount will be refunded to the Company by MLP from escrows held by the first mortgage lender and other reserves. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

Occupancy levels and rental rates have continued to increase during the past 3 years. The net operating income at the property levels combined with MLP reserves continue to be sufficient to make full interest payments to the Company. As the rental markets have continued to recover the Company has allowed MLP to defer interest payments to make capital improvements, replacements and upgrades to the individual apartment units, buildings and mechanical systems. As a result of this program, in January, 1995 MLP successfully sold two of its properties, the Birchwood and Foxfire Apartments at a substantial profit and refinanced its two remaining properties (Aspen Walk and Rolling Hills Apartments) in March 1995. MLP plans to continue to make major capital improvements during the balance of 1996 and 1997 in an attempt to maximize the resale values of the properties.

During the three months ended September 30, 1996, the Company received $74,381 in interest income from MLP. The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the MLP properties. However based on 1996 and future budgets and recent property valuations, management believes that the two remaining MLP properties have potential for future operating cash flows and future re-sale values. In 1995, management made a valuation allowance against the MLP notes of $200,000. During 1996, management has not changed this allowance but intends to make adjustments pending the results of fourth quarter operations and marketing efforts. MLP plans to list Rolling Hills Apartments for sale in the fourth quarter of 1996.

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

In May 1995, the Company acquired for $330,000 a 75% interest in 8050 Roswell Associates, LLC (Roswell) a Georgia limited liability Company which owns a 9,000 square foot office building in Atlanta, Georgia. Hunter Management Company owns the remaining 25% interest. The purchase price for Roswell approximated $440,000 and was financed, in part, with a $360,000 mortgage on the building. The Company was repaid $247,500 in capital from the proceeds of the mortgage. The Company and Hunter have both guaranteed this mortgage. Based on 1996 and future budgets and recent property valuations the investment should produce future operating cash flows and future resale values for the Company.

In November 1995 the Company purchased for $750,000 a 75% interest in 419 Crossville Associates, LLC (Crossville) a Georgia limited liability Company which owns a 19,000 square foot office building in Roswell, Fulton County, Georgia. Hunter Management Company owns the remaining 25% interest. The Company advanced $225,000 to Hunter for this acquisition. The building was purchased in an all cash transaction, however, in May, 1996 Crossville closed an $880,000 mortgage on the property and used the proceeds to return $600,000 in capital to the Company and $200,000 in capital to Hunter. Proceeds returned to Hunter were used, in part, to satisfy the $225,000 advance from the Company. The Company and Hunter have both guaranteed this mortgage. Based on 1996 and future budgets and recent property valuations, the investment should produce future operating cash flows and future resale values for the Company.

The Company is the General Partner and also a Limited Partner of AGS Carriage House Associates and AGS Compass Pointe Associates. In 1996, the Company expanded both partnerships to raise additional capital. In this regard the Company has contributed $799,000 to these two properties and has obtained a 94% limited partner interest in the partnerships. Hunter contributed $8,070 in capital and has obtained a 1% limited partner interest. The capital was utilized by the partnerships to satisfy debt requirements. The investment should produce future operating cash flows and future resale values for the Company.

In September 1996, the Company purchased for $297,000 a 99% interest in Colonial Park Commons, LLC (Colonial Park) which owns a 18,387 square foot office building in Roswell, Fulton County, Georgia. Hunter Management contributed $3,000 and owns the remaining 1%. Colonial Park obtained a $787,500 mortgage on the office building. The mortgage is guaranteed by the Company and

Hunter. In addition the Company acquired for $198,000 a 99% interest in Heide Lot, LLC and Meggan Lot, LLC which owns the two developmental building lots adjacent to the Colonial Park office building. Hunter contributed $2,000 and owns the remaining 1%. Based on 1996 and future budgets and recent property valuations, these investments should produce future operating cash flows and future resale values for the Company.

For the three months ended September 30, 1996 the Company received $15,000 in fees from Hunter Management Company for management supervisory services.

During the fourth quarter of 1996 the Company intends to list Compass Pointe and Carriage House for sale and MLP intends to list Rolling Hills for sale. A successful sale of any of these properties is expected to substantially increase the Company's working capital and further finance the transition described in the next section.

RESULTS OF OPERATIONS

The Company's business plan includes a transition from its current asset base of mortgage receivables from MLP and general and limited partner interests in apartment buildings located throughout the country, into small apartment properties and suburban office buildings concentrated in Atlanta, Georgia and other fast growing metropolitan areas in the southeast. Consistent with this transition, for the three months ended September 30, 1996, the Company recognized a loss of $18,534 compared to a loss of $16,655 for the corresponding period in 1995. Total revenue for the three months ended September 30, 1996 was $484,830 versus $102,281 for the same period in 1995. This increase in revenue was primarily the result of an increase in rental income of $383,571 in 1996 due to the November 1995 acquisition of Crossville and the 1996 acquisitions of Carriage House, Compass Pointe and Colonial Park.

Total expenses for the three months ended September 30, 1996 were $509,089 compared to $126,737 for the same period in 1995. The increase in expenses in 1996 was caused by the increase in rental operating expenses of $201,173 incurred from the acquisition of Crossville in November 1995 and Carriage House, Compass Pointe, Colonial Park, Heide Lot and Meggan Lot in 1996.

General and administrative expenses for the three months ended September 30, 1996 of $117,485 increased $13,696 from the same period last year. The increase is attributable to additional staff in 1996.

In 1996, consistent with its business plan, the Company acquired 94% of the ownership interest in Carriage House and Compass Pointe Apartments. As a result, depreciation and amortization of $61,306 for the three months ended September 30, 1996 increased $57,121 from the same period in 1995 due to the acquisition of Carriage House, Compass Pointe and Colonial Park in 1996 and Crossville in November 1995.

Interest expense increased $110,362 for the three months ended September 30, 1996 as compared to the corresponding period in 1995 due to the amortization of the mortgage payable obtained on the Roswell and Crossville acquisitions in 1995 and Carriage House, Compass Pointe and Colonial Park acquisitions in 1996.

INFLATION

Inflation in the future may increase rental revenues as well as operating expenses, all in accordance with general market trends.

                         PART II      OTHER INFORMATION



         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ------------------------------------------


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


                        Resource Capital Group, Inc.
                             (Registrant)

                        By:  /s/ Albert G. Schmerge III
                             ---------------------------
                             Albert G. Schmerge III
                             President, CEO and
                             Chairman of the Board

                        Date:  November 14, 1996