Form 10KSB40
period 1996-12-31
RESOURCE CAPITAL GROUP INC
filed 1997-03-31
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                  For the fiscal year ended December 31, 1996
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period ......... to .........

                        Commission file number  0-20272

                          RESOURCE CAPITAL GROUP, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                             DELAWARE                        13-3617377
                             --------                        ----------
                 (State or Other Jurisdiction of           (I.R.S. Employer
                 Incorporation or Organization)            Identification No.)

                        419 Crossville Road
                        Suite 204
                        Roswell, Georgia                       30075
                        ----------------                       -----
                 (Address of Principal Executive Offices)   (Zip Code)

                                 (770) 649-7000
                                 --------------

                 Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

            State issuer's revenues for its most recent fiscal year.
                                   $1,558,471

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1996.

                                 Not applicable

                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes X   No___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1996.

           Common stock, par value $.01 per share    406,726 shares

                               TABLE OF CONTENTS


PART I                                                                 PAGE
                                                                       ----
         Item  1.     Description of Business                             1

         Item  2.     Description of Properties                           6

         Item  3.     Legal Proceedings                                   7

         Item  4.     Submission of Matters to a Vote of                  7
                        Security Holders

PART II

         Item  5.     Market for Common Equity and Related                7
                        Stockholder Matters

         Item  6.     Management's Discussion and Analysis or             7
                        Plan of Operation


         Item  7.     Financial Statements                               11

         Item  8.     Changes in and Disagreements with                  11
                        Accountants on Accounting and
                        Financial Disclosure

PART III

         Item  9.     Directors, Executive Officers, Promoters           11
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act

         Item 10.     Executive Compensation                             13

         Item 11.     Security Ownership of Certain Beneficial           14
                        Owners and Management

         Item 12.     Certain Relationships and Related                  14
                        Transactions

PART IV

         Item 13.     Exhibits and Reports on Form 8-K                   15

         Signatures                                                      18

                                     Part I


ITEM 1.  DESCRIPTION OF BUSINESS


General

         The Registrant, Resource Capital Group, Inc. (the "Company"), was organized as a Delaware corporation in November, 1990. In 1991, the Company issued 433,425 shares of common stock to 683 shareholders under the registration requirements of Section 5 of the Securities Act of 1933, as amended. The Company began operations and its Common Stock was originally issued and eligible for trading on September 1, 1991.

Background Information

         The Company was organized to become a successor in interest to AGS Properties (AGS) as the general partner of AGS Partners MLP, L.P. (MLP) which owns an apartment complex in Nashville, Tennessee and an apartment complex in Oklahoma City, Oklahoma and assumed certain of AGS' general and limited partnership interests.

         As a result, the Company owns a 27.55% limited partnership interest in MLP in addition to its 1% general partnership interest. The Company also assumed AGS' 2.55% general partnership interest and 43.10% limited partnership interests in AGS Meadow Oaks Associates (Meadow) which owns an apartment complex in Kansas City, Kansas; assumed AGS' 5% general partner interests in both AGS Carriage House Associates (Carriage) which owns an apartment complex in Gautier, Mississippi; and AGS Compass Pointe Associates (Compass) which owns an apartment complex in Pascagoula Mississippi.

         The issuance of Common Stock in the Company was made pursuant to
Section 1145 of the Bankruptcy Code which provides an exemption from the registration requirements of Section 5 of the Securities Act.

         The Company was established primarily to acquire, own, operate and dispose of income producing real property and to own, hold, dispose and invest in junior mortgage loans and wraparound mortgage loans.


Mortgage Loan Investments

         MLP issued subordinated promissory notes to the Company which are secured by mortgages and deeds of trust on its properties. A summary of the remaining subordinated notes at December 31, 1996 is as follows:

Secured Asset                  Maturity Date             Amount
--------------              -------------------         --------
Aspen Walk Apts.             December 1, 2005         $  325,554
Rolling Hills Apts.          October  1, 2005          1,657,947
                                                       ---------

                                                      $1,983,501
                                                       =========

         All of the Company's remaining mortgage loan investments are owed by MLP. The Notes held by the Company are prepayable in whole at any time without a prepayment penalty. The mortgages require monthly payments of interest only through maturity. Interest accrues at 15% per annum, while payments are limited to 90% of cash flows, as defined. The mortgages also require the payment of additional interest on the sale or refinancing of the mortgaged property equal to a 35% participation in the net proceeds as defined.

         The Company may purchase other existing mortgage loans. In this connection some of the loans it may acquire may be in default. The Company would endeavor to acquire these defaulted loans at a discount with the intention of restructuring the loan with the property owner or acquiring fee title to the property in a subsequent foreclosure sale.

Real Property Investments

         In September 1996 Colonial Park Commons LLC (Colonial) was formed and capitalized with a $300,000 contribution, of which $297,000 was funded by the Company while the remaining $3,000 was funded by Hunter Management Company (Hunter). Colonial acquired an 18,387 square foot office building located in Fulton County, Georgia for $1,010,000. The purchase was financed in part with a $787,500 mortgage payable. Additionally in September 1996, Meggan Lot, LLC (Meggan) and Heide Lot, LLC (Heide) were also formed and capitalized with a $100,000 contribution into each of which $99,000 was funded by the Company while the remaining $1,000 was funded by Hunter. Meggan and Heide each paid $100,000 to acquire approximately .8 acres of land surrounding the Colonial property in Fulton County, Georgia.

In June, 1996 the Company acquired a 94% limited partnership interest in Carriage and Compass. Prior to June, 1996 the Company had only a 5% general partnership interest in these partnerships. The mortgages on each property were held by the US Department of Housing and Urban Development (HUD); however
during 1995 HUD sold the mortgages to an unrelated financial institution.   In
prior years the Carriage and Compass Partnerships had been unable to generate sufficient cash flows to fund the required debt service payments and, as a result, had been in technical default under the mortgage agreement. Following the purchases of the mortgages from HUD, the financial institution began foreclosure proceedings on
each property.   The Company, acting as General Partner decided to expand the
Carriage and Compass partnerships to raise sufficient cash to fund all unpaid and accrued debt service payments. Additionally to expedite the process of raising capital the Company offered to purchase from the limited partners their partnership interest for $1,000 per unit. In this regard, during May and June 1996, the Company paid $39,325 to 74% of the limited partners in Carriage and 91% of the limited partners in Compass for their limited partner units. The remaining limited partners in Carriage and Compass forfeited their interests pursuant to the terms of their respective partnerships agreements. The Carriage and Compass partnerships do not intend to allocate any profits or losses or make distributions to the partners who forfeited their interests.

In 1996 the Company made capital contributions aggregating $802,465 into Carriage and Compass to fund the accrued and unpaid debt service payments and fully reinstate the mortgages. As a result, the acquisition of a majority of the limited partner interest and the forfeiture of the remaining limited partner interests, effective June 1, 1996 the Company owned 99% (5% general partner interest and 94% limited partner interest) of each partnership. The remaining 1% limited partner interest is owned by Hunter who contributed $8,105 into Carriage and Compass.

During 1995 8050 Roswell Associates, LLC (Roswell) was formed and capitalized with a $440,000 contribution, of which $330,000 was funded by the Company while the remaining $110,000 was funded by Hunter. Additionally, in 1995 419 Crossville Associates, LLC (Crossville) was formed and capitalized with a $1,000,000 capital contribution of which $750,000 was funded by the Company while the remaining $250,000 was funded by Hunter. Roswell acquired a 9,000 square foot office building located in Fulton County, Georgia for approximately $440,000 and subsequently obtained a $360,000 mortgage payable on the property. Crossville acquired a 19,000 square foot office building located in Fulton County, Georgia for approximately $1,000,000. In May 1996 Crossville obtained a $880,000 mortgage note on its property.

         The Company is actively seeking new real estate acquisitions and investments. In March, 1997 the Company entered into a contract to purchase the Harvill Building for $600,000. This property is located in Woodstock, Cherokee County, Georgia and consists of an 11,250 square foot office building. A $50,000 deposit has been escrowed by the Company pending the closing of this transaction.

     Although the Company is currently in negotiations it is not committed to make any other real property acquisitions. However, the Company is evaluating various potential property acquisitions and is engaging in discussions with sellers regarding the purchase of properties for the Company. Purchase agreements are subject to various terms and conditions, including receipt of satisfactory closing documentation. There can be no assurance that all of the terms and conditions of any agreement will be satisfied and therefore it is possible that certain investments will not be acquired.

         The Company has obtained adequate insurance coverage for all properties acquired.

Note and Mortgages Payables

Note Payable

     The Company issued a $358,000 note in favor of its former Executive Vice President as a settlement of the termination of his employment agreement. The terms of the note provide for monthly payments of varying amounts over a six year period ending December 31, 1998. The Company discounted this note at 6% to a present value of $291,240.

     The following is a summary of the remaining payments due under this agreement:

                                 1997         $78,000
                                 1998          88,000
                                              -------
                                              166,000
      Less unamortized discount               (10,172)
                                             --------
                                             $155,828
                                             ========

Mortgages Payable

         The mortgages payable by the Company as of December 31, 1996 consist of the following:

Roswell - The mortgage payable, acquired in June 1995,
bears interest of 9.53% and matures on July 1, 2010.
The terms of the mortgage require that monthly payments
of $3,766 be applied first to interest and the balance
to reduction of principal. Interest on this loan adjusts
every five years and is computed as 325 basis points over
the average yield on U.S. Treasury securities, as
defined.                                                 $343,780

Crossville - The mortgage payable, acquired in May 1995,
bears interest at 8.8% per annum and matures in June
2011.  The terms of the mortgage require monthly
payments of $8,821 be applied first to interest with
the balance to reduction of principal.  Interest on this
loan adjusts every five years and is computed as 325
basis points over the average yield on U.S. Treasury
securities, as defined.                                  865,530

Colonial - The mortgage payable, acquired in September
1996 bears interest at 9.375% per annum and matures
on October 1, 2006.  The terms of the mortgage require
monthly payments of $7,276 be applied first to interest
with the balance to reduction of principal.  Interest
on this loan adjusts every five years and is computed as
300 basis points over the average yield on U.S.
Treasury securities, as defined.  In addition,
the terms of the mortgage require that Colonial obtain
written approval from the mortgagor prior to any
sale or financing of the property or any sale of
office leases.                                         785,243

Compass - The mortgage payable matures in December
2023 and requires monthly payments of $15,753
applied first to interest at 9-3/4% per annum with
the balance to reduction of principal.               1,797,900

Carriage - The mortgage payable matures in December
2023 and requires monthly payments of $16,812 applied
first to interest at 9-3/4% per annum with the
balance to reduction of principal.                   1,918,784
                                                   -----------

                                                    $5,711,237
                                                   ===========

         A schedule of future amortization payments at December 31, 1996 are as follows:


                        1997              $   87,923
                        1998                  96,486
                        1999                 105,873
                        2000                 116,180
                        2001                 127,493
                        Thereafter         5,177,282
                                          ----------
                                          $5,711,237
                                          ==========

         The mortgage notes payable of Roswell, Crossville and Colonial have been guaranteed by both the Company and Hunter.

Other Business Factors

         The business of the Company is not seasonal and the Company does no foreign or export business.


Personnel

         As of December 31, 1996, the Company had two employees. The Company also supervises, as sole general partner of the MLP, approximately 35 people who are located at the various properties. None of the Company's staff is employed on a part-time basis. The employees are not represented by a collective bargaining unit.

Offices

         The Company's headquarters are located at 419 Crossville Road, Suite 204, Roswell, Georgia 30075 where the Company leases approximately 1,300 square feet of space from Crossville.


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's executive, administrative and operational offices are located at 419 Crossville Road, Suite 204, Roswell, Georgia, 30075 where the Company leases approximately 1,300 square feet of space from Crossville.

         In September 1996, the Company purchased a 99% interest in Colonial. Colonial owns a 18,387 square foot office building located in Roswell, Fulton County, Georgia. Colonial leases office space to various tenants at rates ranging from $11.43 to $14.74 per square foot and terms ranging from 2 to 5 years. At December 31, 1996 the property was 100% occupied with 1996 rental revenue since acquisition of $58,175. The gross potential rent for the building based on December 1996 rents is $224,755 annually. The 1996 real estate taxes on this property totaled $12,388.

In 1996, the Company purchased a 99% interest in Meggan and Heide. Meggan and Heide each own a development lot totaling .8 acres adjoining the Colonial property. The 1996 real estate taxes on these lots totaled $2,453.

In June 1996, in addition to its 5% general partner interest the Company acquired a 94% limited partner interest in Carriage and Compass. Carriage owns a 102 unit apartment complex located in Gautier, Jackson County Mississippi and Compass owns a 113 unit apartment complex located in Pascagoula, Jackson County, Mississippi. Carriage and Compass lease their residential apartments to tenants at rates ranging from $345 monthly for a studio to $1385 per month for full service furnished units with terms ranging from 6 to 12 months. At December 31, 1996 Carriage was 95% occupied with 1996 rental revenue reportable by the Company since June 1, 1996 of $373,621 and Compass was 95% occupied with 1996 rental revenue reportable by the Company since June 1, 1996 of $357,187. The gross potential rent for Carriage, if 100% occupied is $646,500 annually which is based on the vacant units valued at market value. The gross potential rent for Compass, if 100% occupied is $595,776 annually which is based on the vacant units valued at market value. The 1996 real estate taxes for Carriage totaled $31,764 and for Compass totaled $39,375.

         In 1995, the Company purchased a 75% interest in Roswell. Roswell owns a 9,000 square foot office building located in

Atlanta, Fulton County, Georgia. Roswell entered into a five year lease of the entire building to a single tenant for $88,500 annually with the tenant being responsible for all electricity and fuel bills. The 1996 real estate taxes on this property totaled $6,628.

         In 1995, the Company purchased a 75% interest in Crossville. Crossville owns a 19,000 square foot office building located in Roswell, Fulton County, Georgia. Crossville leases office space to various tenants at rates ranging from $10.50 to $14.50 per square foot and terms ranging from nine months to 6 years. At December 31, 1996 the property was 100% occupied with annual rental revenue of $190,318. The gross potential rent for the building, if based on December 1996 rents is $223,584 annually. The 1996 real estate taxes on this property totaled $13,949.


 ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any material pending or threatened legal proceedings against the Company or its officers and directors.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On September 1, 1991 the Common Stock originally issued to the public, was valued at $10 per share (denominated value).

         Although the Company anticipates that it will request listing as soon as permissible and practicable, the Company shares are not currently traded on the NASDAQ Over-the-Counter Market.

         As of December 31, 1996, there were 709 record holders of the Company's Common Stock and 406,726 shares outstanding. At December 31, 1996, there was no established broker-dealer price quotation for the Company's Common Stock. There are currently no market-makers for the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

         The Company's liquidity is based primarily on its cash reserves, real estate operating and investment income, its ability to obtain mortgage financing, and the interest income and loan repayments received on its notes receivable from MLP. These funds are to be used to pay the Company's normal operating expenses and fund new acquisitions.

         As of December 31, 1996, the Company had cash reserves of $298,655. For the year ended December 31, 1996, the Company received $297,525 in interest income from MLP and allowed the advances receivable from MLP to increase by $197,500 for major capital improvements. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

         Occupancy levels and rental rates have increased substantially over the past 3 years on the MLP properties. The net operating income at the property levels continue to be sufficient to make full interest payments on the notes payable to the Company. As the rental markets have continued to recover, the Company has advanced funds to MLP to make capital improvements, replacements and upgrades to the individual apartment units, buildings and mechanical systems. As a result of this program, in January, 1995 MLP successfully sold two of its properties, the Birchwood and Foxfire Apartments at a substantial profit and refinanced in March 1995, Aspen Walk and Rolling Hills Apartments. MLP plans to continue to make major capital improvements during 1997 in an attempt to maximize the resale values of the properties.

         The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the MLP properties. However based on 1997 and future budgets and recent property valuations, management believes that the two remaining MLP properties have potential for future operating cash flows and future re-sale values. In the fourth quarter of 1995, management decided to make a valuation allowance against the MLP notes of $200,000. Based upon current cash flow projections of the MLP, management feels the $200,000 valuation allowance is more than adequate at December 31, 1996.

         The operating properties of MLP and the various other real estate partnerships in which the Company is the general partner are financed with non-recourse debt. The Company is not liable for the principal or interest on the mortgages and the other assets of the partnerships are more than adequate to satisfy other recourse liabilities. Therefore, the Company's liquidity should not be adversely affected by these general partner obligations.

         In May, 1995, the Company acquired for $330,000 a 75% interest in 8050 Roswell Associates, LLC (Roswell) a Georgia limited liability Company which owns a 9,000 square foot office building located in Atlanta, Fulton County, Georgia. Hunter Management Company owns the remaining 25% interest. The purchase price for the Roswell property approximated $440,000 and was financed, in part, with a new $360,000 mortgage on the building. The Company was repaid $247,500 in capital from the proceeds of the mortgage. The Company and Hunter have both guaranteed this mortgage. Based on 1997 and future budgets and recent property valuations the investment should produce future operating cash flows and future resale values for the Company.

         In November, 1995 the Company purchased for $750,000 a 75% interest in 419 Crossville Associates, LLC (Crossville) a Georgia limited liability Company which owns a 19,000 square foot office building in Roswell, Fulton County, Georgia. Hunter Management Company owns the remaining 25% interest. The building was purchased in an all cash transaction, however, in May 1996 Crossville obtained an $880,000 mortgage on the property and used the proceeds to return $600,000 to the Company. The Company and Hunter have both guaranteed this mortgage. Based on 1997 and future budgets and recent property valuations, the investment should produce future operating cash flows and future resale values for the Company.

         The Company is the General Partner and also a Limited Partner of AGS Carriage House Associates and AGS Compass Pointe Associates. In 1996, the Company expanded both partnerships to raise additional capital. In this regard the Company has contributed $802,465 to these two properties and has obtained a 94% limited partner interest in the partnerships. Hunter contributed $8,105 and has obtained a 1% limited partner interest. The capital was utilized by the partnerships to satisfy debt requirements. Based on 1997 and future budgets and recent property valuations, the investment should produce future operating cash flows and future resale values for the Company.

         In September 1996, the Company purchased for $297,000 a 99% interest in Colonial Park Commons, LLC (Colonial Park) which owns a 18,387 square foot office building in Roswell, Fulton County, Georgia. Hunter Management contributed $3,000 and owns the remaining 1%. Colonial Park obtained a $787,500 mortgage on the office building. The mortgage is guaranteed by the Company and Hunter. In addition, the Company acquired for $198,000 a 99% interest in Heide Lot, LLC and Meggan Lot, LLC which owns the two developmental building lots adjacent to the Colonial Park office building. Hunter contributed $2,000 and owns the remaining 1%. Based on 1997 and future budgets and recent property valuations, these investments should produce future operating cash flows and future resale values for the Company.

         In 1996 the Company received $60,000 in fees from Hunter Management Company for management supervisory services.

         In March 1997 the Company entered into a contract to purchase the Harvill Building for $600,000. This property is located in Woodstock, Cherokee County, Georgia and consists of an 11,250 square foot office building. A $50,000 deposit has been escrowed by the Company pending the closing of this transaction.

         During the fourth quarter of 1996 the Company listed Compass Pointe and Carriage House for sale and MLP listed Rolling Hills for sale. A successful sale of any of these properties is expected to substantially increase the Company's working capital and further finance the transition described in the next section.

Results of Operations

   1996 versus 1995

         The Company's business plan includes a transition from its current asset base of mortgage receivables from MLP and general and limited partner interests in apartment buildings located throughout the country, into small apartment properties and suburban office buildings concentrated in Atlanta, Georgia and other fast growing metropolitan areas in the southeast. Consistent with this transition, in 1996 the Company recorded an increase of $977,047 in rental income over the $82,915 reported in 1995. This increase is due primarily to the acquisition of 419 Crossville, and the September 1996 acquisition of Colonial Park and the June 1996 acquisition of Carriage House and Compass Pointe. For the year ended December 31, 1996, the Company recognized net income of $26,751 compared to net income of $792,969 in 1995. Total revenue in 1996 was $1,558,471 versus $1,891,699 in 1995. However, most of the 1995 revenue was reported as a result of the sale or refinancing of MLP assets. 1995 revenue included the recognition of the Company's share of the MLP's gain from the sale of the Birches and FoxFire Apartments. In 1995, MLP also refinanced Rolling Hills Apartments and the Company recognized a gain on the settlement of its second mortgage note receivable from the property in the amount of $529,091.

                 Total expenses for the year ended December 31, 1996 were $1,509,263 compared to $699,577 in 1995. The increase in expenses from 1996 to 1995 were caused, in part, by the 1996 acquisitions of Colonial Park, Heide Lot, Meggan Lot, Carriage House and Compass Pointe. Rental operating expenses increased by $522,925 because of these acquisitions.

         A valuation allowance of $200,000 was recorded in 1995 based upon an evaluation of the Company's notes receivable from MLP, to reflect its estimate of their realizability. No valuation adjustments were made in 1996.

         General and administrative expenses of $453,031 increased $29,889 over the 1995 level. The increase is primarily attributable to the increased professional fees incurred relating to the Company's new acquisitions, as well as expenses incurred in connection with proposed acquisitions of properties and mortgages and also the Company's financing and refinancing activities.

         Depreciation and amortization of $164,823 increased $152,185 from 1995 primarily due to the acquisitions mentioned above.

         Interest expense increased $304,687 in 1996 due to the mortgages obtained or assumed on the 1996 acquisitions and on the mortgage obtained in 1996 on 419 Crossville.

         A substantial decrease in provision for income taxes resulted from the related decrease in income from operations.

Inflation

     Inflation in the future may increase rental revenues as well as operating expenses, all in accordance with general market trends.

ITEM 7.  FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on Page F-1 of Item 7 of Form 10-KSB for financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or reported disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    Part III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The principal officers and directors of the Company are:

          Name                     Age   Office
         -----                     ----  -------
      Albert G. Schmerge, III      52    Chairman of the Board,
                                         Chief Executive Officer,
                                         President and Director

      Norman F. Swanton            58    Secretary and Director

      Martin D. Newman             58    Director


         All Directors are elected to three year terms.

Albert G. Schmerge III

         Prior to the formation of the Company, Mr. Schmerge was the sole general partner and Chief Executive Officer of AGS Properties. Mr. Schmerge began specializing in real estate investments and acquisitions in 1970. He combined several family owned and related businesses and co-founded AGS Properties in 1974 which operated in the acquisition, management and operation of more than 100 major real estate properties located throughout the United States. In addition, his experience includes syndication, mortgage financing and refinancing, rehabilitation, operations/management and purchase and sales of income and investment properties.

         Mr. Schmerge earned a Bachelor of Science degree from Villanova University, and a Masters of Business Administration from Iona Graduate School of Business. After several years in the electronics and satellite industry he entered the financial planning and real estate investment business with his father in 1968.

         Mr. Schmerge has been the President and CEO of the Company since 1991. Just prior to the formation of the Company, he was primarily responsible for the successful reorganization of AGS Properties and its 27 affiliated entities. Prior to its reorganization, AGS Properties had been a well known and highly respected real estate owner/operator and had acted as the general partner as it grew in the 1970's and 1980's to participate and control more than 70 real estate partnerships and entities over the years. In his capacity as General Partner he was responsible for the acquisition, formation, financial structuring, financing and sale of several hundred million dollars worth of real estate, primarily suburban apartment developments and suburban office properties.


Norman F. Swanton

         Mr. Swanton currently serves as Chairman of the Board and Chief Executive Officer of Warren Resources, Inc. which engages in the acquisition and development of existing oil properties. From 1989 to 1992, Mr. Swanton also served as President and Investment Manager of Harbor View Horizons Corp., which engaged in equity options trading. From October 1986 to June 1989, Mr. Swanton was also an independent financial advisor managing investment funds for his own account and outside investors.

         Mr. Swanton received a B.A. Degree from Long Island University in 1962 and attended Bernard Baruch Graduate School of Business PH.D. Program in Accountancy and Finance.

Martin D. Newman

         Mr. Newman currently is a partner in the law firm of Ballon, Stoll, Bader and Nadler, PC. His law expertise includes many aspects of real estate, corporate representation of public and private companies, particularly those engaged in the ownership, operation and management of real estate and securities representation of public, private and not-for profit entities generally as issuer's counsel, in connection with private placements and public offerings, including such matters arising under the Securities Exchange Act of 1934, periodic reporting requirements under said Act and other compliance matters. Previously, Mr. Newman was with the law firm of Wien Malkin & Bettex. He was also with the law firm of Chadbourne & Parke from 1968 to 1977 and a staff attorney with the U.S. Securities and Exchange Commission from 1963 to 1967.

         Mr. Newman received a B.A. Degree from the University of Michigan in 1960 and a JD from Harvard Law School in 1963.


ITEM 10.  EXECUTIVE COMPENSATION

         Effective July 1, 1996, the Company amended the employment agreement and extended the term to June 30, 1999 with Albert G. Schmerge III, the Chairman of the Board, Chief Executive Officer, President and Director of the Company. The amended agreement calls for an annual base salary of $250,000 plus an annual bonus equal to 10% of the Company's net income in excess of a 10% return on shareholder equity. Salaries earned by Mr. Schmerge during 1996 amounted to $250,000.

Outside Director Compensation

         The non-salaried outside directors of the Company, Mr. Norman F. Swanton and Mr. Martin D. Newman receive a stipend of $750 for each Board of Directors meeting attended. In 1997 the Company issued warrants for $1 per share to the outside directors as a group equal to 2% of the capitalization of the Company. It is anticipated that the Board will hold four regular meetings each year. The Board appointed an audit committee and a compensation committee, which is comprised of the Outside Directors.

         Mr. Swanton is also paid a consultant fee for financial consulting services rendered to the Company at the rate of $20,000 per year pursuant to a consulting agreement terminable at will by the Company. Mr. Swanton was paid $20,000 in 1996 relating to 1995 consulting services and the Company accrued $20,000 for 1996 services which were paid in 1997.

Officer Compensation

         Effective July 1, 1996, the Company amended the employment agreement and extended the term to June 30, 1999 with Albert G. Schmerge III. The amended agreement calls for an annual base salary of $250,000 plus an annual bonus equal to 10% of the Company's net income in excess of a 10% return on shareholder equity. Mr. Schmerge is also entitled to the grant of incentive stock options to purchase a number of shares equal to 25% of the aggregate initial outstanding shares of Common Stock (108,356 shares) at a purchase price of $10 per share. The option has a five-year term which expires June 30, 1997 and is exercisable, over successive 12-month periods, at the rate of 20% each year so long as Mr. Schmerge remains in the employ of the Company.

         The employment agreement also provided for Mr. Schmerge to continue to participate in employee benefit plans consisting of life and medical insurance plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         (a) As of December 31, 1996, two persons owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock then outstanding.

         (b) The following table sets forth certain information with respect to the beneficial ownership (determined in accordance with Securities and Exchange Commission Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock by each person known to the Company to beneficially own more than 5% of the Company's outstanding Common Stock, by each director of the Company and by all officers and directors as a group.

        Name and Address of             Amount of          Percent
         Beneficial Owner          Beneficial Ownership   of Class
        -------------------        --------------------   --------
        Albert G. Schmerge III (1)       48,000           11.8016%
        Norman F. Swanton (2)             1,500            0.3688%
        Cullen Associates (3)            31,808            7.8205%
        Judith F. Schmerge,
        as Trustee (4)                    3,533            0.8686%
        Martin D. Newman (5)              1,013            0.2490%
        Officers and Directors
        as a Group (three people)         50,513          12.4194%

____________________
(FOOTNOTES)

(1)  Mr. Schmerge is an Officer and Director of the Company.
(2)  Mr. Swanton is an Officer and Director of the Company.
(3) A partnership owned by the estate of Albert G. Schmerge III's father and his family.
(4) A grantor trust having as its trustee Judith F. Schmerge, the wife of Albert G. Schmerge, III, the Chairman & President of the Company, and as its beneficiaries, Judith F. Schmerge and her children.
(5)  Mr. Newman is a Director of the Company.

         (c) There are no other arrangements which may at a subsequent date result in a compensatory change in control of the Company.

         In January, 1996 the Company purchased 10,000 shares of its common stock for $40,000 from Cullen Associates and in June 1996 the Company purchased an additional 2,500 shares of its Common Stock for $10,000 from Cullen Associates.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Notes to Consolidated Financial Statements, contained in this report, for various transactions between the Company and its affiliates.

         (a)  No management person is indebted to the Company.

         (b) There have been no significant transactions with promoters.

                                    Part IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

              (1) (2) The financial statements indicated in Item 7, "Financial Statements".

         An annual report will be sent to the Shareholders subsequent to this filing and the Company will furnish copies of such report to the Commission at that time.

         (b)  Exhibits

         The following is a complete list of Exhibits filed as part of the Form 10-KSB Annual Report. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601(a) of Regulation S-B, which are incorporated herein:

         (2)  (a)  Second Amended Joint Disclosure Statement     *
                   with respect to Plans of Reorganization of
                   AGS Northbrook Associates, AGS Properties
                     and Related Debtors.

              (b)  First Amended Plan of Reorganization of       *
                   Birchwood Associates dated February 27,
                   1991.

              (c)  First Amended Plan of Reorganization of       *
                   AGS Aspen Walk Associates dated February
                   27, 1991.

              (d)  First Amended Plan of Reorganization of       *
                   AGS Rolling Hills Associates dated
                   February 27, 1991

              (e)  First Amended Plan of Reorganization of       *
                   AGS Jackson Associates dated February 27,
                   1991.

              (f)  First Amended Plan of Reorganization of       *
                   AGS Southern Lights Associates dated
                   February 27, 1991.

              (g)  First Amended Plan of Reorganization of       *
                   AGS Fountain Lake Associates dated
                           February 27, 1991.

              *The exhibit was previously included with the Form 10
                filed in June, 1992.

              (h)  Confirmation Order dated June 12, 1991        *
                   by Chief United States Bankruptcy Judge
                   Burton Lifland.

              (i)  Second Amended Plan of Reorganization of      *
                   AGS Fountains Associates dated January, 1992.


              (j)  Confirmation Order dated March 10, 1992       *
                   by Chief United States Bankruptcy Judge
                   Burton Lifland.

         (3)  Articles of Incorporation and By-laws.             *

              (a) Certificate of Correction to Certificate of    *
                   Amendment to Certificate of Incorporation
                   of Resource Capital Group, Inc.

         (4)  Form of certificate representing Common Stock      *
                   of the Issuer.

         (10) (a) Amended and Restated Agreement of Limited      *
                   Partnership of AGS Partners MLP, L.P.
                   dated September 1, 1991.

              (b) Stock Option Agreement dated as of July        *
                   1, 1991 between Resource Capital Group,
                   Inc. and Mr. Norman F. Swanton, a
                   Director of the Company.

              (c) Consulting Agreement dated July 1, 1991,       *
                   between Resource Capital Group, Inc. and
                   Norman F. Swanton, a Director of the Company.

               (d) Employment Agreement, dated as of July 1,     *
                   1991 between the Issuer and Albert G.
                   Schmerge, III, the Issuer's Chairman,
                   President, Chief Executive Officer and
                   Director.

               (e) Minutes of Board of Directors meeting         *
                   January 15, 1993.

               (f) Letter Agreement dated August 16, 1993        *
                   between Resource Capital Group, Inc. and
                   Household Commercial Realty, Inc. including
                   Assignment of Deed of Trust.

               (g) Settlement Agreement dated November 23, 1993  *
                   between Resource Capital Group, Inc. and
                   Eastrich Multiple Investor Fund, L.P.

     *The exhibit was previously included with the Form 10 filed in June, 1992 on the Form 10 KSB filed in 1993 or 1994.

           (h) Operating agreement dated April 25, 1995 for *
               8050 Roswell Associates, LLC a Georgia
               Limited Liability Company

           (i) Operating agreement dated November 8, 1995 * for 419 Crossville Associates, LLC a Georgia limited liability Company.


     (28)  (a) Report on Form 8-K filed February 7, 1995     *
               regarding the sale of Birches and Foxfire
               Apartments by AGS Partners MLP, L.P.

           (b) Report on Form 8-K originally filed on       *
               November 21, 1995 and amended on January 23,
               1996 regarding the purchase of a 75%
               interest in 419 Crossville Associates, LLC
               in November, 1995


       * The exhibit was previously included with the Form 10-KSB filed in 1995 or 1996.

                          RESOURCE CAPITAL GROUP, INC.

                       Consolidated Financial Statements
                                 for year ended
                               December 31, 1996

Item 7. Consolidated Financial Statements





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                 Page
 Independent Auditor's Report                                                    F-2

 Consolidated Balance Sheet                                                      F-3

 Consolidated Statement of Operations                                            F-4

 Consolidated Statement of Stockholders' Equity                                  F-5

 Consolidated Statement of Cash Flows                                            F-6

 Notes to Consolidated Financial Statements                                      F-7

                          Independent Auditor's Report




To the Board of Directors
Resource Capital Group, Inc.

We have audited the accompanying consolidated balance sheet of Resource Capital Group, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Group, Inc. and Subsidiaries at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                PANNELL KERR FORSTER PC



January 31, 1997
New York, New York

                          RESOURCE CAPITAL GROUP, INC.

                           Consolidated Balance Sheet
                               December 31, 1996

                                     Assets

Cash and cash equivalents (note 2)                                                                     $     298,655

Investment in marketable equity securities (note 2)                                                          104,375

Escrow deposits                                                                                               61,639

Investments in and receivables from partnerships (notes 2 and 3)                                           2,719,316

Receivables                                                                                                  181,122

Real and personal property, at cost (notes 1, 2 and 4)
    Land                                                                             $    1,106,231
    Buildings and improvements                                                            6,070,520
    Furniture and equipment                                                                 284,199
                                                                                         ----------
                                                                                          7,460,950
    Less accumulated depreciation                                                          (181,500)       7,279,450
                                                                                         ----------
Deferred costs - net of accumulated amortization of $7,504 (note 2)                                          269,670

Other assets                                                                                                 116,661
                                                                                                       -------------
                                                                                                       $  11,030,888
                                                                                                       -------------
                                           Liabilities and Stockholders' Equity

Liabilities
    Note payable (note 10)                                                                             $     155,828
    Accounts payable - including $16,090 to an affiliated entity (note 9)                                     59,684
    Accrued expenses
         Interest                                                                    $       46,243
         Payroll                                                                             35,418
         Professional fees                                                                   36,000
         Taxes                                                                               76,289
         Other                                                                               25,438
    Security deposits                                                                   -----------          219,388
    Mortgages payable (note 5)                                                                                71,351
    Deferred tax liability (note 8)                                                                        5,711,237
                                                                                                              81,607
                                                                                                           ---------
                 Total liabilities                                                                         6,299,095

Commitments and contingencies (notes 5 and 9)

Minority interest (note 4)                                                                                   109,409

Stockholders' equity
    Common stock - $.01 par value per share, authorized
     1,000,000 shares, issued 498,608 shares (note 6)                                         4,986
    Additional paid-in capital                                                            4,459,034
    Retained earnings                                                                       273,829
    Unrealized gain on investment (note 2)                                                   16,247
    Treasury stock, at cost, (note 6)                                                      (131,712)       4,622,384
                                                                                          ---------    -------------
                                                                                                       $  11,030,888
                                                                                                       -------------

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Operations





                                                                                                  Year Ended
                                                                                                 December 31
                                                                                      --------------------------------
                                                                                            1996             1995
                                                                                      --------------   ---------------
Income
    Rental operations (note 4)                                                        $   1,059,962    $       82,915
    Equity in earnings of unconsolidated partnerships (note 3)                                1,181           777,325
    Management fees  - affiliated entity (note 9)                                            60,000            60,000
    Interest - affiliated entity (notes 3 and 7)                                            212,581           352,674
    Gain on settlement of note - affiliated entity (note 7)                                 147,122           529,091
    Interest and other income                                                                77,625            89,694
                                                                                        -----------     -------------
                                                                                          1,558,471         1,891,699
                                                                                        -----------     -------------
Expenses
    Rental operations (note 4)                                                              554,796            31,871
    General and administrative                                                              453,031           423,142
    Interest (notes 5 and 10)                                                               336,613            31,926
    Valuation allowance (note 3)                                                                -             200,000
    Depreciation and amortization                                                           164,823            12,638
                                                                                        -----------     -------------
                 Total expenses                                                           1,509,263           699,577
                                                                                        -----------     -------------
                 Income before minority share of income                                      49,208         1,192,122

Minority share of income                                                                     14,373             5,680
                                                                                        -----------     -------------
                 Income before provision for income taxes                                    34,835         1,186,442

Provision for income taxes (note 8)                                                           8,084           393,473
                                                                                        -----------     -------------
                 Net income                                                           $      26,751    $      792,969
                                                                                        -----------     -------------
                 Net income per share (note 2)                                        $         .06    $         1.79
                                                                                        -----------     -------------





See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                 Consolidated Statement of Stockholders' Equity
                   For Years Ended December 31, 1996 and 1995

                                                                                         Unrealized
                                                                Additional   Retained       Gain                       Total
                                                    Common       Paid-in     Earnings     (Loss) on     Treasury   Stockholders'
                                                    Stock        Capital     (Deficit)   Investment      Stock         Equity
                                                 ---------  -------------  ----------  ----------   -----------   --------------
Balance, December 31, 1994                       $   4,986  $   4,459,034  $ (545,891) $      -     $      (543)  $   3,917,586

Net income for year ended December 31, 1995            -              -       792,969         -             -           792,969

Treasury stock acquired (note 6)                       -              -           -           -         (60,000)        (60,000)

Net unrealized (loss) on investment                    -              -           -        (3,754)          -            (3,754)
                                                 ---------  -------------  ----------  ----------   -----------   ------------
Balance, December 31, 1995                           4,986      4,459,034     247,078      (3,754)      (60,543)      4,646,801

Net income for year ended December 31, 1996            -              -        26,751         -             -            26,751

Treasury stock acquired (note 6)                       -              -           -           -         (71,169)        (71,169)

Net unrealized gain on investment                      -              -           -        20,001           -            20,001
                                                 ---------  -------------  ----------  ----------   -----------   --------------
Balance, December 31, 1996                       $   4,986  $   4,459,034  $  273,829  $   16,247   $  (131,712)  $   4,622,384
                                                 ---------  -------------  ----------  ----------   -----------   --------------



See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Cash Flows

                                                                                                 Year Ended
                                                                                                 December 31
                                                                                     --------------------------------
                                                                                            1996             1995
                                                                                     ---------------   --------------
Cash flows from operating activities
    Net income                                                                       $       26,751    $      792,969
    Adjustments to reconcile net income to net cash provided (used)
     by operating activities
         Depreciation and amortization
         Equity in earnings of unconsolidated partnerships                                  164,823            12,638
         Minority share of income                                                            (1,181)         (777,325)
         Provision for deferred income taxes                                                 14,373             5,680
         Gain on settlement of note - affiliated entity                                      12,616           334,394
                                                                                           (147,122)         (529,091)
         Valuation allowance                                                                    -             200,000
         Changes in certain other accounts, net of acquisitions
             Receivables                                                                    (34,000)              -
             Accrued interest receivable                                                     84,944         1,207,594
             Deferred costs and other assets                                                 80,824           (29,026)
             Accounts payable                                                              (273,696)           22,835
             Accrued expenses                                                              (669,381)           35,122
             Receivable from affiliated entity                                              225,000          (225,000)
             Security deposits                                                               16,190            12,625
                                                                                     ---------------   --------------
                 Net cash provided (used) by operating activities                          (499,859)        1,063,415
                                                                                     ---------------   --------------
Cash flows from investing activities
    Advances to investees                                                                  (317,500)         (359,081)
    Repayment of advances                                                                   120,000           293,000
    Additions to real and personal property                                                (155,793)          (34,764)
    Purchases of majority interest in subsidiaries                                       (1,263,314)       (1,080,000)
    Purchase of marketable equity securities                                                    -             (88,128)
    Proceeds from mortgage note receivable                                                      -           1,204,224
                                                                                     ---------------   --------------
                 Net cash (used) by investing activities                                 (1,616,607)          (64,749)
                                                                                     ---------------   --------------
Cash flows from financing activities
    Proceeds from mortgage payable                                                        1,667,500           360,000
    Note amortization payments                                                              (54,852)          (40,045)
    Mortgage amortization payments                                                         (174,460)           (4,514)
    Purchase of treasury stock                                                              (71,169)          (60,000)
    Net distributions to minority interest                                                 (188,100)          (82,500)
                                                                                     ---------------   --------------
                 Net cash provided by financing activities                                1,178,919           172,941
                                                                                     ---------------   --------------
                 Net increase (decrease) in cash and cash equivalents                      (937,547)        1,171,607
Cash and cash equivalents at beginning of year                                            1,236,202            64,595
                                                                                     ---------------   --------------
Cash and cash equivalents at end of year                                             $      298,655    $    1,236,202
                                                                                     ---------------   --------------
Supplemental disclosures of cash flow information
    Cash paid during the year for interest                                           $    1,152,810    $       29,303
                                                                                     ---------------   --------------
    Cash paid during the year for income taxes                                       $       83,989    $        8,635
                                                                                     ---------------   --------------
Details of purchases in majority
 interest in subsidiaries
    Working capital                                                                  $      593,868    $          -
    Real and personal property                                                           (3,777,353)       (1,080,000)
    Cost in excess of net liabilities acquired                                           (1,942,540)              -
    Mortgages payable                                                                     3,862,711               -
                                                                                     ---------------   --------------
Cash paid for purchases of majority interest in subsidiaries                         $   (1,263,314)   $   (1,080,000)
                                                                                     ---------------   --------------

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                   Notes to Consolidated Financial Statements
                               December 31, 1996



Note 1 - Organization

Resource Capital Group, Inc. (the Company) was organized as a Delaware Corporation in November 1990 to become successor in interest of AGS Properties
(AGS) and assumed AGS' general and limited partnership interests in AGS Partners MLP, LP (MLP), which owns apartment complexes in Nashville, Tennessee and Oklahoma City, Oklahoma; AGS Meadow Oaks Associates (Meadow); which owns an apartment complex in Kansas City, Kansas; AGS Carriage House Associates (Carriage), which owns an apartment complex in Gautier, Mississippi; and AGS Compass Pointe Associates (Compass), which owns an apartment complex in Pascagoula, Mississippi.

In May 1995, the Company acquired a 75% interest in 8050 Roswell Associates LLC (Roswell), an entity which owns a 9,000 square foot office building located in Fulton County, Georgia. In November 1995, the Company acquired a 75% interest in 419 Crossville Associates LLC (Crossville), an entity which owns a 19,000 square foot office building located in Fulton County, Georgia (see note 4).

In May 1996, the Company acquired a majority of the remaining limited partnership interests in both Compass and Carriage (see note 4). Additionally, in September 1996, the Company acquired 99% interests in Colonial Park Commons, LLC (Colonial), Meggan Lot, LLC (Meggan), and Heide Lot, LLC (Heide). Colonial owns an 18,387 square foot office building in Fulton County, Georgia. Meggan and Heide own .39 acres and .42 acres, respectively, of unimproved land surrounding the Colonial property in Fulton County, Georgia (see note 4).

Note 2 - Significant accounting policies

Basis of Accounting

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Roswell, Crossville, Carriage, Compass, Colonial, Meggan and Heide (see note 4). All intercompany transactions and balances have been eliminated in consolidation.

Prior to June 1996, Carriage and Compass were accounted for under the equity method (see note 4). The Company's general and limited partnership interests in both MLP and Meadow continue to be accounted for under the equity method.

Use of estimates

The financial statements of the Company are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived assets

Management evaluates the Company's long-lived assets, which consist primarily of its investments in real property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount of a specific property, the assets will be written down to its fair value. No such write-downs were required in 1996 and 1995.

                          RESOURCE CAPITAL GROUP, INC.

                   Notes to Consolidated Financial Statements
                               December 31, 1996





Disclosure about fair value of financial instruments

The carrying amount of the Company's cash and cash equivalents, and notes receivable and mortgages and notes payable is a reasonable approximation of fair value.

Stock based compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, (SFAS 123) "Accounting for Stock-Based Compensation," which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted. However, it permits continued accounting under APB Opinion 25,(APB
25) "Accounting for Stock Issued to Employees," accompanied by disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The Company has elected to continue accounting for stock options under APB 25. The pro forma disclosure requirements of SFAS 123 do not have a material effect on net income or earnings per share and therefore have not been provided.

Depreciation and amortization

Depreciation of real and personal property is being provided on straight-line and accelerated methods over estimated service lives ranging from 5 to 39 years.

Amortization of deferred mortgage costs are being provided on a straight-line basis over the term of the mortgages payable.

Income taxes

Deferred tax assets and liabilities are recognized for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred tax assets are reflected at their likely realizable amount.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks, money market funds which are available for current operations, and certificates of deposit with original maturities of three months or less. Substantially, all of the Company's cash and cash equivalents are maintained in a money market account on deposit with one bank. The Company has not experienced any losses on its cash deposits.

Net income per share

The net income per share is based upon the weighted average of outstanding shares of common stock (1996 - 415,246, 1995 - 442,411). Options and warrants to purchase stock are not included in the determination of net income per share since the estimated fair value of the related stock did not exceed the exercise price of such options and warrants and therefore are anti-dilutive.

                          RESOURCE CAPITAL GROUP, INC.

                  Notes to Consolidated Financial Statements
                        (continued) December 31, 1996





Investment in marketable equity securities

The Company's investment in marketable equity securities are classified as available for sale and accordingly are stated at fair value with the related unrealized gains and losses included as a separate component of stockholders' equity. The cost of the Company's available-for-sale securities is $88,128.

Investments in partnerships

The Company uses the equity method of accounting for its partnership interests in MLP, Meadow, Carriage, (through May 1996) and Compass (through May 1996) whereby the original costs are adjusted by the Company's share of the undistributed earnings or losses of these entities. Since the Company is responsible as general partner for obligations of these entities, losses recorded under the equity method, related to the Company's investment as general partner, could exceed the cost of the Company's general partnership investment. Since, as a limited partner, the Company is not responsible for the obligations of these entities in excess of its investments, the costs of such limited partnership investments, plus advances, will not be reduced below zero for losses related to such limited partnership interests.

The equity in earnings (loss) of MLP is adjusted annually to eliminate transactions with the Company.

Note 3 - Investment in and receivables from partnerships

The balance at December 31, 1996 is summarized as follows:

                   Notes receivable from MLP (a)                                       $   1,983,501
                   Accrued interest receivable on MLP notes (a)                               24,794
                   Advances receivable from MLP                                            1,041,678
                   Accountability to partnerships (b)                                       (130,657)
                                                                                       -------------
                                                                                           2,919,316
                   Valuation allowance (a)                                                   200,000
                                                                                       -------------
                                    Net                                                $   2,719,316
                                                                                       -------------

a) In connection with the formation of both the Company and MLP in 1991, MLP issued various subordinated promissory notes to the Company which are secured mortgages and deeds of trust and require monthly payments of interest only through maturity. Interest accrues at 15% per annum, while payments are limited to 90% of cash flows, as defined. The notes also require the payment of additional interest on the sale or refinancing of the mortgaged property equal to a thirty-five percent participation in the net proceeds as defined.

    In January 1995, MLP completed the sale of two of its properties, the Birchwood and FoxFire Apartments. As a result of this sale, MLP repaid the Company $942,581 covering (1) the principal and accrued interest on the Birchwood and FoxFire Apartments notes receivable and (2) a portion of the advances receivable due to the Company. In addition, MLP refinanced the mortgage loans on its two remaining properties, Aspen Walk Apartments and Rolling Hills Apartments on March 17, 1995. Cash proceeds from this refinancing were used to retire a substantial portion of the remaining accrued interest receivable on the MLP notes and the $600,000 mortgage payable (see note 7). Interest income on the MLP notes during 1996 amounted to $297,525 and in 1995 amounted to $493,594 while interest payments received in 1996 amounted to $297,525 and in 1995 amounted to $1,365,735.

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1996





    A summary of remaining subordinated notes at December 31, 1996 is as follows:

                               Secured Asset                       Maturity Date
                  -----------------------------------       ----------------------------
                  Aspen Walk Apartments                     December 1, 2005             $    325,554
                  Rolling Hills Apartments                  October 1, 2005                 1,657,947
                                                                                         ------------
                                                                                         $  1,983,501
                                                                                         ------------


    Based upon an evaluation of the Company's notes receivable from MLP, management has provided a $200,000 valuation allowance to reflect its estimate of their realizability.

b) As discussed in note 2, the Company's policy is to reflect its investments in unconsolidated partnerships on the equity method. The following is a summary of the Company's investments in (accountability to) Partnerships as of December 31, 1996:

              MLP
                  1% General partnership interest and
                   27.55% Limited partnership interest                                      $     (66,627)

              AGS Meadow Oaks Associates
                  2.55% General partnership interest and
                  43.10% Limited partnership interest (1)                                         (64,030)
                                                                                            -------------
                                                                                            $    (130,657)
                                                                                            -------------

Equity in earnings (loss) of Partnership investments for the years ended December 31, 1996 and 1995 are as follows:

                                                                                 1996             1995
                                                                           -------------    -------------
              MLP                                                          $     (60,232)   $     651,959
              AGS Meadow Oaks Associates (1)                                      (9,245)         (14,334)
              AGS Carriage House Associates (2)                                   (6,806)            (641)
              AGS Compass Pointe Associates (2)                                   (7,480)            (580)
                                                                           -------------    -------------
                               Sub-total                                         (83,763)         636,404
              Elimination of interest on notes payable from MLP                   84,944          140,921
                                                                           -------------    -------------
                               Total                                       $       1,181    $     777,325
                                                                           -------------    -------------

    (1) As discussed in note 2, the Company does not reflect its equity in losses of limited partnership interest when such losses are in excess of the Company's investment. Unrecorded losses in AGS Meadow Oaks Associates aggregated $1,082,240 at December 31, 1996.

    (2) The Company accounted for its 5% general partnership investment in Carriage and Compass on the equity method through May 1996. Effective June 1996, the operations of both Carriage and Compass are included in the consolidated financial statements of the Company (see note 4).

                         RESOURCE CAPITAL GROUP, INC.

                              December 31, 1996

Summarized financial information of the Company's investments in unconsolidated partnerships as of and for the year ended December 31, 1996 are as follows:

                                                                                                         AGS
                                                                                                        Meadow
                                                                                                         Oaks
                                                                                     MLP              Associates
                                                                              --------------      ----------------
Real and personal property - net                                              $    2,035,736      $      2,806,881
Other assets                                                                         332,927               435,605
                                                                              --------------      ----------------
                 Total assets                                                      2,368,663             3,242,486
                                                                              --------------      ----------------

Mortgages and accrued interest payable (A)                                         5,572,545             8,554,310
Notes payable, accrued interest and advances
 to Resource Capital Group, Inc.                                                   3,049,973                   -
Other liabilities                                                                    222,101               126,965
                                                                              --------------      ----------------
                 Total liabilities                                                 8,844,619             8,681,275
                                                                              --------------      ----------------

Equity (deficit)                                                                  (6,475,956)           (5,438,789)
                                                                              --------------      ----------------
Revenues                                                                           2,365,823             1,429,965
                                                                              --------------      ----------------
Net (loss)                                                                    $     (210,972)     $       (362,540)
                                                                              --------------      ----------------

(A) The partners are not personally liable for the mortgages encumbering the real property.

Note 4 -  Property Acquisitions

1996 Acquisitions

In September 1996 Colonial (see note 1) was formed and capitalized with a $300,000 contribution of which $297,000 was funded by the Company, while the remaining $3,000 was funded by Hunter Management Company (Hunter). Colonial then acquired an 18,387 square foot office building located in Fulton County, Georgia for $1,010,000. The purchase was financed in part, with a; $787,500 mortgage payable (see note 5). Additionally, in September 1996, Meggan and Heide (see note 1) were also formed and $100,000 capital contribution was made into each; of which $99,000 was funded by the Company with the remaining $1,000 funded by Hunter. Meggan and Heide each paid $100,000 to acquire approximately
 .8 acres of land surrounding the Colonial property in Fulton County, Georgia.

Prior to June 1996, the Company had only a 5% general partnership interest in Carriage and Compass (see note 1). Carriage and Compass are Mississippi limited partnerships which each own and operate residential apartment complexes. Prior to 1995, the mortgages on each property were held by the U.S. Department of Housing and Urban Development (HUD); however, during 1995 HUD sold the mortgages to an unrelated financial institution (Bank). The Carriage and Compass Partnerships had been unable to generate sufficient cash flows to fund the required debt service payments and, as a result, had been in technical default under the mortgage agreement with HUD. Immediately following the purchases of the mortgages from HUD, the Bank instituted foreclosure proceedings on each property and demanded that the accrued and unpaid principal and interest balances be

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1996



brought current. As a result, during 1995, both Partnerships filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In 1996 the Court ruled in favor of the Bank, who again initiated foreclosure proceedings.




During May and June 1996, the Company paid $39,325 to 74% of the limited partners of Carriage and 91% of the limited partners of Compass in exchange for their partnership units. The remaining limited partners forfeited their interests pursuant to the terms of the respective partnership agreements. The Carriage and Compass Partnerships do not intend to allocate any profits or losses or make distributions to the partners who forfeited their interests. Additionally, in 1996, the Company made capital contributions aggregating $802,465 into Carriage and Compass to fund the accrued and unpaid debt service payments. As a result of the acquisition of a majority of the limited partner interests and the forfeiture of the remaining limited partner interests ,effective June 1, 1996 the Company effectively owned 99% (5% general partner interest and a 94% limited partner interest) of each of Carriage and Compass. The remaining 1% is owned by Hunter. Accordingly, effective June 1, 1996 the operations of Carriage and Compass have been consolidated in the accompanying financial statements. In connection therewith, the Company has recorded in consolidation approximately $1,943,000 of excess cost over the underlying equity in Carriage and Compass Partnerships, and has allocated the excess to real and personal property.

1995 acquisitions

During 1995, Roswell was formed and capitalized with a $110,000 contribution, of which $82,500 was funded by the Company while the remaining $27,500 was funded by Hunter. Additionally, in 1995 Crossville was formed and a $1,000,000 capital contribution was made, of which $750,000 was funded by the Company while the remaining $250,000 was funded by Hunter. Roswell acquired a 9,000 square foot office building located in Fulton County, Georgia for approximately $440,000 and subsequently obtained a $360,000 mortgage payable (see note 5) on the property. Crossville acquired a 19,000 square foot office building located in Fulton County, Georgia for approximately $1,000,000. In May 1996 Crossville obtained a $880,000 mortgage note on its property (see note 5).

Hunter, the minority interest in each of the 1996 and 1995 acquisitions provides management services to each of the acquired properties and each of the other investees of the Company. Additionally, Hunter is an affiliate of the Company.

The following summarized unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 assume each of the aforementioned acquisitions occurred on January 1, 1995.

                                                                             1996             1995
                                                                    -------------    -------------
                     Rental operating income                        $   1,745,090    $   1,791,892
                                                                    -------------    -------------
                     Net income (loss)                              $    (130,441)   $     791,019
                                                                    -------------    -------------
                     Net income (loss) per share                    $        (.31)   $        1.79
                                                                    -------------    -------------

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1996





Note 5 - Mortgages payable

The mortgages payable as of December 31, 1996 consist of the following:

       Roswell - The mortgage payable bears interest at 9.53% per annum and matures in July 2010.  The terms of the mortgage require that monthly payments of $3,766 be applied first to interest and the balance to reduction of principal.  Interest on this loan adjusts every five years and is computed as 3.25 basis points over the average yield on U.S. Treasury securities, as defined.
                                                                                                   $  343,780

       Crossville - The mortgage payable bears interest at 8.8% per annum and matures in June 2011.  The terms of the mortgage require monthly payments of $8,821 be applied first to interest with the balance to reduction of principal.  Interest on this loan adjusts every five years and is computed as 325 basis points over the average yield on U.S. Treasury securities, as
       defined.                                                                                       865,530

       Colonial - The mortgage payable matures in October 2006 and requires monthly payments of $7,276 be applied first to interest at 9.375% with the balance to reduction of principal. Interest on this loan adjusts every five years and is computed as 300 basis points over the average yield on U.S. Treasury securities, as defined. In addition, the terms of the mortgage require that Colonial obtain written approval from the mortgagor prior to any sale or financing of the property or any sale of office leases.

                                                                                                      785,243


       Compass - The mortgage payable matures in December 2023 and requires monthly payments of $15,753 be applied first to
       interest at 9-3/4% per annum with the balance to reduction of
       principal.                                                                                   1,797,900

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1996



       Carriage - The mortgage payable matures in December 2023 and requires monthly payments of $16,812 be applied first to
       interest at 9-3/4% per annum with the balance to reduction of
       principal.                                                                                   1,918,784
                                                                                                  -----------
                                                                                                  $ 5,711,237
                                                                                                  -----------




A schedule of future amortization payments at December 31, 1996 follows:

                                        1997                       $     87,923
                                        1998                             96,486
                                        1999                            105,873
                                        2000                            116,180
                                        2001                            127,493
                                        Thereafter                    5,177,282
                                                                   ------------
                                                                   $  5,711,237
                                                                   ------------


The mortgage notes payable of Roswell, Crossville and Colonial have been guaranteed by both the Company and Hunter.

Note 6 - Stockholders' equity

At December 31, 1996, the Company has 498,608 of $0.01 par value common shares issued. During 1996, the Company acquired as treasury stock 22,555 shares for $71,169, while in 1995 the Company acquired as treasury stock 15,000 shares for $60,000. At December 31, 1996, the Company has 91,882 shares of treasury stock.

The Company entered into a stock option agreement with its President which allows the purchase of 108,356 shares of the Company's common stock at a price of $10 per share. These options are exercisable for up to 20% of the option shares each year over a five-year term expiring June 30, 1997. At December 31, 1996, none of these options have been exercised.

Note 7 - Mortgage note receivable - affiliated entity

During 1996, the Company entered into a settlement agreement whereby they received $147,122 in 1997, in full satisfaction of a mortgage note receivable from MLP. The Company had placed a valuation allowance on the entire note receivable in 1994, and accordingly has reflected the $147,122 as revenue in the accompanying 1996 statement of operations.

In March 1995, the Company received $652,524 in full settlement of its $600,000 second mortgage note and accrued interest receivable due from MLP. This note, which carried a face value of $600,000, along with accrued interest thereon was purchased from a finance company in 1993 for $100,000. The Company was

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1996



carrying the note on its books at its cost basis of $70,909 and accordingly reflected a gain of $529,091 in the accompanying 1995 statement of operations. Interest income on this note for 1995 amounted to $13,226. Interest earned in 1995 includes an additional $49,298 of interest based upon a percentage of MLP's revenue as defined in the note.





Note 8 - Income taxes

The provision for (benefit of) income taxes for the years ended December 31, 1996 and 1995 is as follows:

                                                               1996             1995
                                                         -------------    ------------
                                 Current
                                     Federal             $     (25,521)   $     56,444
                                                         -------------    ------------
                                     State                      20,989           2,635
                                                         -------------    ------------
                                                                (4,532)         59,079
                                 Deferred
                                     Federal                    12,616         334,394
                                     State                         -               -
                                                         -------------    ------------
                                                                12,616         334,394
                                                         -------------    ------------
                                                         $       8,084    $    393,473
                                                         -------------    ------------

The difference between the total tax provision and that obtained by applying the statutory rate is as follows:

                                                                                      1996            1995
                                                                                -------------   -------------
          Tax provision at statutory rate                                       $      11,844   $     403,390
          Other                                                                        (3,760)         (9,917)
                                                                                -------------   -------------
                           Provision for income taxes                           $       8,084   $     393,473
                                                                                -------------   -------------

A summary of the net deferred income tax (liability) by source at December 31, 1996 is as follows:

                  Deferred tax asset
                       Incentive stock compensation                                     $      19,720
                       Discounted note payable                                                 52,982
                       Notes receivable                                                        68,000
                       Tax credit carryforward                                                 50,000
                       Net operating loss carryforwards                                        47,600
                                                                                        -------------
                                   Subtotal                                                   238,302
                       Valuation allowance                                                        -
                                                                                        -------------

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1996



                                   Total                                                      238,302
                  Deferred tax liability
                       Basis in Partnership investments                                      (319,909)
                                                                                        -------------
                                   Net deferred tax (liability)                         $     (81,607)
                                                                                        -------------

The Company's 1996 Federal income tax returns will reflect losses from operations because it accounts for certain items differently for income tax purposes as compared to financial reporting purposes (see note 2). At December 31, 1996, the Company had available net operating loss carryforwards for income tax purposes of approximately $140,000 which expire during the years 1997 through 2012.





Note 9 - Commitments

a.  Employment agreement

Effective July 1, 1996, the Company amended the employment agreement with its President and extended the term to June 30, 1999. The amended agreement calls for an annual base salary of $250,000 plus an annual bonus based on the Company's net income. Salaries earned by the Company's President during 1996 and 1995 amounted to $250,000 and $209,000, respectively.

b.  Management agreement

The President of the Company has been providing Hunter with direct assistance in the management of MLP and other properties and, as a result the Company received $60,000 in both 1996 and 1995 for such services. In connection therewith, the Company has paid rent and related expense on behalf of its President of $30,800 and $54,480 for 1996 and 1995, respectively.

Additionally, Hunter manages the real estate operations of the Company's majority owned subsidiaries for fees equal to 5% of gross rental revenue, as defined. Included in rental operations are management fees amounting to $52,955 and $3,997 during 1996 and 1995, respectively. At December 31, 1996 $16,090 was due to Hunter for unpaid management fees.

c.  Operating leases

Roswell, Crossville and Colonial lease office space under operating agreements expiring in various years through 2002. Future minimum annual rents to be received under operating leases currently in effect are as follows:

                                        1997                      $     443,314
                                        1998                            315,311
                                        1999                            182,387
                                        2000                             75,851
                                        2001                             17,543

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1996



                                        Thereafter                        5,458
                                                                  -------------
                                                                  $   1,039,864
                                                                  -------------

Compass and Carriage leases its residential apartments to tenants under operating leases with terms ranging from six to twelve months. In addition, included in rental revenue in 1996 is $7,674 from Hunter, which leases office space in the Company's Crossville property.

d.  Consulting fees

The Company has entered into a consulting agreement with a member of its Board of Directors which provides for annual fees of $20,000.





Note 10 - Note payable

The Company issued a promissory note in favor of its former Executive Vice President as a settlement of the termination of his employment agreement in 1993. The terms of the agreement provide for monthly payments over a six year period ending December 1998.

The following is a summary of remaining payments due under this agreement.

                                   1997                                $      78,000
                                   1998                                       88,000
                                                                       -------------
                                                                             166,000

                                   Less unamortized discount                  10,172
                                                                       -------------
                                                                       $     155,828
                                                                       -------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RESOURCE CAPITAL GROUP, INC.
                                  ----------------------------


                                By:\s\Albert G. Schmerge III
                                   -------------------------
                                Albert G. Schmerge III,
                                Chairman of the Board, Chief
                                Executive Officer, President
                                and Director

                                Date:  March 28, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                     Date
         ---------               -----                     ----



\s\Albert G. Schmerge III
-------------------------
Albert G. Schmerge III     Chairman of the Board, Chief
                           Executive Officer, President
                           and Director                      March 28, 1997




\s\Norman F. Swanton
------------------------
Norman F. Swanton          Secretary-Treasurer               March 28, 1997
                           and Director