Form 10QSB
period 1997-03-31
RESOURCE CAPITAL GROUP INC
filed 1997-05-15
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to
                               ------------   --------------

Commission File Number 0-20272
                       -------

                       RESOURCE CAPITAL GROUP, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                                    13-3617377
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

419 Crossville Road  Suite 204  Roswell, Georgia  30075
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  770-649-7000
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                 /X/ Yes / / No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1997, 406,726 shares of common stock of the Registrant were outstanding.

                                     INDEX

                          RESOURCE CAPITAL GROUP, INC.



Part I.  Financial Information                                                            Page
                                                                                         Number
                                                                                         ------
         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheet - March 31, 1997
                            and December 31, 1996                                          3

                           Consolidated Statement of Operations - For the
                            Three Months Ended March 31, 1997 and 1996                     4

                           Consolidated Statement of Cash Flows - For the
                            Three Months Ended March 31, 1997 and 1996                     5

                           Notes to Consolidated Financial Statements                      6

         Item 2.           Management's Discussion and Analysis or
                            Plan of Operation                                             10

Part II. Other Information

         Item 6.           Exhibits and Reports on Form 8-K                               14

                        PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                   ASSETS
                                                                         March 31,        December 31,
                                                                           1997                1996
                                                                       ------------      ------------
Cash and cash equivalents                                              $    425,878      $    298,655
Investment in marketable equity securities-at market                         21,581           104,375
Escrow deposits                                                               9,773            61,639
Investments in and receivables from partnerships (note 2)                 2,705,693         2,719,316
Receivables                                                                  34,000           181,122
Real and personal property, at cost (notes 4 and 5)
     Land                                                                 1,111,231         1,106,231
     Buildings and improvements                                           6,090,179         6,070,520
     Furniture and equipment                                                292,725           284,199
                                                                       ------------      ------------
                                                                          7,494,135         7,460,950
     Less accumulated depreciation                                         (249,995)         (181,500)
                                                                       ------------      ------------
                                                                          7,244,140         7,279,450
Deferred charges-net of accumulated amortization                            266,201           269,670
Other assets                                                                202,567           116,661
                                                                       ------------      ------------
                                                                       $ 10,909,833      $ 11,030,888
                                                                       ============      ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Note payable                                                        $    138,580      $    155,828
    Accounts payable                                                         67,026            59,684
    Accrued expenses
       Interest                                                              46,157            46,243
       Payroll                                                               14,588            35,418
       Professional fees                                                     17,000            36,000
      Taxes                                                                  30,795            76,289
       Other                                                                 18,934            25,438
                                                                       ------------      ------------
                                                                            127,474           219,388

       Security deposits                                                     63,632            71,351
       Mortgages payable                                                  5,690,301         5,711,237
       Deferred tax liability                                                81,607            81,607
                                                                       ------------      ------------

                            Total Liabilities                             6,168,620         6,299,095

Commitments and contingencies

Minority interest                                                           113,738           109,409

Stockholders' equity
 Common stock - authorized 1,000,000 shares
   $.01 par value per share, issued 498,608                                   4,986             4,986
   Additional paid-in capital                                             4,459,034         4,459,034
  Stock warrants outstanding (note 7)                                        24,690
   Retained earnings                                                        266,603           273,829
 Treasury stock, at cost, 91,822 shares                                    (131,712)         (131,712)
  Unrealized gain on investment                                               3,874            16,247
                                                                       ------------      ------------
                            Total Stockholders' Equity                    4,627,475         4,622,384
                                                                       ------------      ------------
                                                                       $ 10,909,833      $ 11,030,888
                                                                       ============      ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Operations
                                  (Unaudited)



                                                                         Three Months Ended
                                                                            March 31,
                                                                     --------------------------
                                                                        1997             1996
                                                                     ------------     ---------
Income
  Rental operations                                                  $ 444,134        $  59,599
  Interest - affiliated entity                                          53,145           53,145
  Equity in earnings (loss) of
     unconsolidated partnerships                                        12,613           (5,226)
  Management fees - affiliated entity                                   15,000           15,000
  Interest - investments                                                 2,108           12,097
  Gain on sale of marketable equity securities (note 8)                 18,521
  Other income                                                             419              291
                                                                     ---------        ---------

     Total Income                                                      545,940          134,906
                                                                     ---------        ---------



Expenses
  Rental operations                                                    211,407           18,597
  General and administrative                                           130,733          124,564
  Interest                                                             138,506           11,471
  Depreciation and amortization                                         71,964           11,468
                                                                     ---------        ---------

     Total Expenses                                                    552,610          166,100
                                                                     ---------        ---------

(Loss) before minority share of (income)                                (6,670)         (31,194)

Minority share of (income)                                              (4,279)          (5,388)
                                                                     ---------        ---------

(Loss) before income taxes                                             (10,949)         (36,582)

Benefit of income taxes (note 6)                                         3,723           12,438
                                                                     ---------        ---------

Net (loss)                                                           $  (7,226)       $ (24,144)
                                                                     =========        =========

Net (loss) per share                                                 $   (0.02)       $   (0.06)
                                                                     =========        =========



See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows



                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      --------------------------
                                                                          1997            1996
                                                                      ----------     -----------
Cash flows from operating activities
   Net (loss)                                                         $  (7,226)     $   (24,144)
   Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activites
        Depreciation and amortization                                    71,964           11,468
        Interest - affiliated entity                                     21,236           21,236
        Equity in (earnings) loss of unconsolidated partnerships        (12,613)           5,226
        Minority share of income (loss)                                   4,279            5,388
        Gain on sale of marketable equity securities                    (18,521)
        Changes in certain other accounts
            Investment in marketable securities, net                     (1,363)            (251)
            Escrow deposits                                              51,866
           Other assets                                                 (19,156)          (7,320)
            Receivables                                                 147,122
            Accounts payable                                              7,342           (7,982)
            Accrued expenses                                            (91,914)         (92,538)
            Other liabilities                                             5,352
            Income taxes                                                (12,438)
            Security deposit                                             (7,719)           3,521
           Stock warrants outstanding                                    24,690
                                                                      ---------      -----------
                Net cash provided (used) by operatingt activities       169,987          (92,482)
                                                                      ---------      -----------

Cash flows from investing activities
      Additions to real and personal property                           (33,185)          (6,789)
      Deposits receivable                                               (66,750)        (128,500)
      Purchase of limited partner interest in
          unconsolidated partnerships                                    (7,000)
      Repayments from (advances to) affiliated entity, net                5,000          (77,000)
      Receipt from sale of marketable equity securities                  90,305
                                                                      ---------      -----------
      Net cash (used) by investing activities                            (4,630)        (219,289)
                                                                      ---------      -----------

Cash flows from financing activities
    Payments on mortgage payable                                        (20,936)          (2,852)
    Payments on note payable                                            (17,248)         (13,407)
    Purchase of treasury stock                                          (40,133)
    Contribution from (distribution to) minority interest                    50           (1,250)
                                                                      ---------      -----------
       Net cash (used) by financing activities                          (38,134)         (57,642)
                                                                      ---------      -----------

    Net increase (decrease) in cash and cash equivalents                127,223         (369,413)

Cash and cash equivalents at beginning of period                        298,655        1,236,202
                                                                      ---------      -----------

Cash and cash equivalents at end of period                            $ 425,878      $   866,789
                                                                      =========      ===========




See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1996 as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


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

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its seventy-five (75) percent owned subsidiaries: 8050 Roswell Associates, LLC, (Roswell) and 419 Crossville Associates, LLC (Crossville) and its ninety-nine (99) percent owned subsidiaries: Colonial Park Commons LLC, (Colonial), Heide Lot, LLC (Heide), Meggan Lot, LLC (Meggan), AGS Carriage House Associates (Carriage), and AGS Compass Pointe Associates (Compass). Hunter Management Company controls the remaining ownership interest in each subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Prior to June 1996, Carriage and Compass were accounted for under the equity method. The Company's general and limited partnership interests in both AGS Partners MLP, L.P. (MLP) and AGS Meadow Oaks Associates (Meadow) continue to be accounted for under the equity method.

Note 3 Investment in and receivables from partnerships

The balances are summarized as follows:

                                              March 31,      December 31,
                                                1997             1996
                                            -----------      -----------
Notes receivable from MLP                   $ 1,983,501      $ 1,983,501
Accrued interest receivable
    from MLP                                     24,794           24,794
Advances receivable from MLP                  1,036,678        1,041,678
Accountability to partnerships                 (139,280)        (130,657)
                                            -----------      -----------
                                              2,905,693        2,919,316
Valuation allowance                             200,000          200,000
                                            -----------      -----------
                                            $ 2,705,693      $ 2,719,316
                                            ===========      ===========

Interest income on these notes totaled $74,381 for the three months ended March 31, 1997. Interest income reported for the corresponding period in 1996 was $74,381.

Interest payments received on these notes totaled $74,381 for the three months ended March 31, 1997 and 1996.

Based upon an evaluation of the Company's notes receivable from MLP management has provided a $200,000 valuation allowance to reflect its estimate of their realizability.



Note 4 Acquisition of properties

In September, 1996 Colonial Park Commons LLC (Colonial) was formed and capitalized with a $300,000 contribution, of which $297,000 was funded by the Company while the remaining $3,000 was funded by Hunter Management Company (Hunter). Colonial acquired an 18,387 square foot office building located in Fulton County, Georgia for $1,010,000. The purchase was financed,in part, with a $787,500 mortgage payable. Additionally in September 1996, Meggan Lot, LLC (Meggan) and Heide lot, LLC (Heide) were also formed and capitalized with a $100,000 contribution into each of which $99,000 was funded by the Company while the remaining $1,000 was funded by Hunter. Meggan and Heide each paid $100,000 to acquire approximately .8 acres of land surrounding the Colonial Property in Fulton County. Georgia.

In June, 1996 the Company acquired a 94% limited partnership interest in Carriage and Compass. Prior to June, 1996 the Company had only a 5% general partnership interest in these partnerships. The mortgages on each property were held by the US Department of

Housing and Urban Development (HUD); however during 1995 HUD sold the mortgages to an unrelated financial institution. In prior years the Carriage and Compass Partnerships had been unable to generate sufficient cash flows to fund the required debt service payment and, as a result, had been in technical default under the mortgage agreement. Following the purchaes of the mortgages from HUD, the financial institution began forclosure proceedings on each property. The Company, acting as General Partner decided to expand the Carriage and Compass Partnerships to raise sufficient cash to fund all unpaid and accrued debt service payments. Additionally to expedite the process of raising capital the Company offered to purchase from the limited partners their partnership interest for $1,000 per unit. In this regard, during March through June 1996, the Company paid a total of $39,325 for 74% of the limited partners interest in Carriage and 91% of the limited partners interest in Compass. The remaining limited partners in Carriage and Compass forfeited their interests pursuant to the terms of their respective partnerships agreements.

In 1996 the Company made capital contributions aggregating $802,465 into Carriage and Compass to fund the accrued and unpaid debt service payments and fully reinstate the mortgages. As a result of the acquisition of a majority of the limited partner interest and the forfeiture by the remaining limited partners of their interest, effective June 1 1996, the Company owned 99% (5% general partner interest and 94% limited partner interest) of each partnership. The remaining 1% limited partner interest is owned by Hunter who contributed $8,105 into Carriage and Compass.

The following summarized, unaudited pro forma results of operations for the three months ended March 31, 1996 assumes the Colonial 6Park, Hiedi Lot, Meggan Lot, Carriage House and Compass Point acquisitions occurred January 1, 1996:

               Rental operating income          $ 421,717

               Net loss                           (63,433)

               Net loss per share                   (0.15)

In March, 1997 the Company entered into a contract to purchase the Harvill Building for $600,000. This property is located in Woodstock, Cherokee County, Georgia and consists of an 11,250 square foot office building. A $50,000 deposit has been escrowed by the Company pending the closing of this transaction.

Note 5 Sale of properties

In 1997, the Company entered into a contract with an unrelated party for the sale of Carriage House and Compass Pointe Apartments for a sales price of $4,866,684. The contract provides that the price is to be paid by the purchaser acquiring the properties subject to the existing non recourse first mortgage liens on each property with a reduction in the cash consideration equal to the outstanding principal balances due on each mortgage. The sale is scheduled to close on May 15, 1997. The Company expects to receive approximately $1,150,000 in cash and realize a gain of approximately $350,000.

Note 6 Income Taxes

The benefit for income taxes of $3,723 for the three months ended March 31, 1997 is calculated by applying the statutory rate to the taxable loss recognized in the period. The Company recorded a tax benefit of $12,438 for the three months ended March 31, 1996.

Note 7 Stock warrants outstanding

In 1997 the Company granted stock warrants to the outside directors as a group equal to 2% of the capitalization of the Company or 8,230 shares. The warrants are effective through July 2001 and shares can be acquired at $1.00 per share. The Company recognized compensation expense of $24,690 in the financial statements for the period ended March 31, 1997 pursuant to Financial Accounting Standards Board SFAS No. 123 "Accounting for Stock-Based Compensation".

Note 8 Gain on sale of marketable equity securities

In February 1997, the Company realized $90,305 from the sale of a portion of the marketable equity securities owned by the Company and recognized a gain in the amount of $18,521.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company's liquidity is based primarily on its cash reserves, real estate operating and investment income, its ability to obtain mortgage financing, and the interest income and loan repayments received on its notes receivable from AGS Partners MLP, L.P. (MLP). These funds are used to pay the Company's normal operating expenses and fund new acquisitions.

As of March 31, 1997, the Company had cash reserves of $425,878. For the three months ended March 31, 1997 the Company received $74,381 in interest income from MLP and advances receivable from MLP decreased $5,000. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

Occupancy levels and rental rates have increased substantially over the past 4 years on the MLP properties. The net operating income at the property levels continue to be sufficient to make full interest payments on the notes payable to the Company. As the rental markets have continued to recover, the Company has advanced funds to MLP to make capital improvements, replacements and upgrades to the individual apartment units, buildings and mechanical systems. As a result of this program, in January, 1995 MLP successfully sold two of its properties, the Birchwood and FoxFire Apartments at a substantial profit and refinanced in March, 1995 Aspen Walk and Rolling Hills Apartments. MLP plans to continue to make major capital improvements during 1997 in an attempt to maximize the resale values of the properties.

The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the MLP properties. However based on 1997 and future budgets and recent property valuations, management believes that the two remaining MLP properties have potential for future operating cash flows and future re-sale values. In the fourth quarter of 1995, management decided to make a valuation allowance against the MLP notes of $200,000. Based upon current cash flow projections of the MLP, management feels the $200,000 valuation allowance is more than adequate at March 31, 1997.

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

In May 1995, the Company acquired for $330,000 a 75% interest in 8050 Roswell Associates, LLC (Roswell) a Georgia limited liability Company which owns a 9,000 square foot office building in Atlanta, Fulton County, Georgia. Hunter Management Company owns the remaining 25% interest. The purchase price for the Roswell property approximated $440,000 and was financed, in part, with a $360,000 mortgage on the building. The Company was repaid $247,500 in capital from the proceeds of the mortgage. Based on 1997 and future budgets and recent property valuations the investment should produce future operating cash flows and future resale values for the Company.

In November, 1995 the Company purchased for $750,000 a 75% interest in 419 Crossville Associates, LLC (Crossville) a Georgia limited liability Company which owns a 19,000 square foot office building in Roswell, Fulton County, Georgia. Hunter Management Company owns the remaining 25% interest. The building was purchased in an all cash transaction, however in May 1996 Crossville obtained an $880,000 mortgage on the property and used the proceeds to return $600,000 to the Company. The Company and Hunter have both guaranteed this mortgage. Based on 1997 and future budgets and recent property valuations, the investment should produce future operating cash flows and future resale values for the Company.

The Company is the General Partner and also a Limited Partner of AGS Carriage House Associates and AGS Compass Pointe Associates. In 1996, the Company expanded both partnerships to raise additional capital. In this regard the Company has contributed $807,415 to these two properties and has obtained a 94% limited partner interest in the partnerships. Hunter contributed $8,155 and has obtained a 1% limited partner interest. The capital was utilized by the partnerships to satisfy debt requirements. In 1997 the Company entered into a contract for the sale of Carriage House and Compass Pointe Apartments for a sales price of $4,866,684. The closing of the sale is scheduled for May 15, 1997. The Company expects to receive approximately $1,150,000 in cash and realize a gain of approximately $350,000.

In September 1996, the Company purchased for $297,000 a 99% interest in Colonial Park Commons, LLC (Colonial Park) which owns a 18,387 square foot office building in Roswell, Fulton County, Georgia. Hunter Management contributed $3,000 and owns the remaining 1%. Colonial Park obtained a $787,500 mortgage on the office building. The mortgage is guaranteed by the Company and Hunter. In addition, the Company acquired for $198,000 a 99% interest in Heide Lot, LLC and Meggan Lot, LLC which owns the two developmental building lots adjacent to the Colonial Park office building. Hunter contributed $2,000 and owns the remaining 1%. Based on 1997 and future budgets and recent property valuation, these investments should produce future operating cash flows and future resale values for the Company. For the three months ended March 31, 1997 the Company received 15,000 in fees from Hunter Management Company for management supervisory services provided in connection with the various MLP properties.

In March 1997, the Company submitted an earnest money deposit in the amount of $50,000 for the purchase of a 11,250 square foot office building in Woodstock, Cherokee County, Georgia for $600,000 in an all cash transaction. Proceeds from the sale of Carriage House and Compass Pointe will be utilized to close this transaction.


Results of Operations

The Company's business plan includes a transition from its current asset base of mortgage receivables from MLP and general and limited partner interests in apartment buildings located throughout the country, into small apartment properties and suburban office buildings concentrated in Atlanta, Georgia and other fast growing metropolitan areas in the southeast. Consistent with this transition, for the period ended March 31, 1997 the Company recorded an increase of $384,535 in rental income over the $59,599 reported in 1996.

This increase is due primarily to the September 1996 acquisition of Colonial Park Commons and the June 1996 acquisition of Carriage House and Compass Pointe Apartments. For the three months ended March 31, 1997, the Company recognized a loss of $7,226 compared to a loss of $24,144 for the corresponding period in 1996. Total revenue for the three months ended March 31, 1997 was $545,940 versus $134,906 in 1996. The Company recognized a gain of $18,521 from the sale of marketable equity securities for the three months ended March 31, 1997.

Total expenses for the three months ended March 31, 1997 were $552,610 compared to $166,100 for the same period in 1996. This increase in expenses from 1997 to 1996 was the result, in part, of the 1996 acquisitions of Colonial Park, Carriage House and Compass Pointe Apartments. Rental operating expenses increased by $192,810 as a result of these acquisitions.

General and administrative expenses for the three months ended March 31, 1997 of $130,733 increased $6,169 from the same period last year. The increase is attributable to the 1997 recognition of $24,690 in compensation expense relating to the issuance of stock warrants to the outside directors.

Depreciation and amortization of $71,964 for the three months ended March 31, 1997 increased $60,496 from the same period in 1996 primarily due to the acquisitions mentioned above.

Interest expense increased $127,035 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 due to the mortgages obtained or assumed on the 1996 acquisitions and on the mortgage obtained in May 1996 on the 419 Crossville property.

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


                           Resource Capital Group, Inc.
                                (Registrant)

                           By:  /s/ Albert G. Schmerge III
                                ---------------------------------
                                Albert G. Schmerge III
                                President, CEO and
                                Chairman of the Board

                           Date:  May 14, 1997