Form 10QSB
period 1997-06-30
RESOURCE CAPITAL GROUP INC
filed 1997-08-14
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number 0-20272
                       -------

                         RESOURCE CAPITAL GROUP, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                                          13-3617377
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

419 Crossville Road, Suite 204  Roswell, GA                                          30075
------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                           (Zip Code)

                                  770-649-7000
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                                Yes       [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1997, 406,726 shares of common stock of the Registrant were outstanding.

                                     INDEX

                          RESOURCE CAPITAL GROUP, INC.




Part I.  Financial Information                                                        Page
                                                                                     Number
                                                                                     ------

       Item 1.         Consolidated Financial Statements (Unaudited)

                       Consolidated Balance Sheet - June 30, 1997
                       and December 31, 1996                                         3

                       Consolidated Statement of Operations - For the
                       Three Months and Six Months Ended June 30,
                       1997 and 1996                                                 4

                       Consolidated Statement of Cash Flows - For the
                       Six Months Ended June 30, 1997 and 1996                       5

                       Notes to Consolidated Financial Statements                    6

       Item 2.         Management's Discussion and Analysis or
                       Plan of Operation                                            10

Part II. Other Information

       Item 6.         Exhibits and Reports on Form 8-K                             14

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                              ASSETS
                                                                                                      June 30,     December 31,
                                                                                                        1997           1996
                                                                                                    -------------  -------------
Cash and cash equivalents                                                                           $     527,321  $     298,655
Investment in marketable equity securities-at market (note 8)                                              24,195        104,375
Escrow deposits                                                                                                           61,639
Investments in and receivables from partnerships (note 3)                                               2,699,729      2,719,316
Receivables                                                                                                15,779        181,122
Real and personal property, at cost (notes 4 and 5)
     Land                                                                                               1,421,912      1,106,231
     Buildings and improvements                                                                         2,874,024      6,070,520
     Furniture and equipment                                                                              150,013        284,199
                                                                                                    -------------  -------------
                                                                                                        4,445,949      7,460,950
     Less accumulated depreciation                                                                       (117,792)      (181,500)
                                                                                                    -------------  -------------
                                                                                                        4,328,157      7,279,450
Deferred charges-net of accumulated amortization                                                           70,234        269,670
Other assets                                                                                              114,495        116,661
                                                                                                    -------------  -------------
                                                                                                    $   7,779,910  $  11,030,888
                                                                                                    =============  =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Note payable                                                                                     $     121,071  $     155,828
    Accounts payable                                                                                       19,974         59,684
    Accrued expenses
       Interest                                                                                            18,723         46,243
       Payroll                                                                                             20,958         35,418
       Professional fees                                                                                   18,000         36,000
       Taxes                                                                                               57,373         76,289
       Other                                                                                               17,195         25,438
                                                                                                    -------------  -------------
                                                                                                          132,249        219,388

       Security deposits                                                                                   29,248         71,351
       Mortgages payable                                                                                2,443,303      5,711,237
       Deferred tax liability                                                                             105,052         81,607
                                                                                                    -------------  -------------
                            Total Liabilities                                                           2,850,897      6,299,095

Commitments and contingencies

Minority interest                                                                                         111,390        109,409

Stockholders' equity
 Common stock - authorized 1,000,000
   $.01 par value per share, issued 498,608                                                                 4,986          4,986
   Additional paid-in capital                                                                           4,459,034      4,459,034
   Stock warrants outstanding (note 7)                                                                     24,690
   Retained earnings                                                                                      454,188        273,829
Treasury stock, at cost, 91,882 shares                                                                   (131,712)      (131,712)
  Unrealized gain on investment                                                                             6,437         16,247
                                                                                                    -------------  -------------
                            Total Stockholders' Equity                                                  4,817,623      4,622,384
                                                                                                    -------------  -------------
                                                                                                    $   7,779,910  $  11,030,888
                                                                                                    =============  =============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Operations
                                  (Unaudited)



                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                      ----------------------          ------------------------
                                                                         1997        1996                 1997         1996
                                                                      ---------   ----------          ------------  ----------
Income
  Rental operations                                                   $ 291,245  $   223,247          $    735,379  $  282,846
  Interest - affiliated entity                                           53,146       53,146               106,291     106,291
  Equity in earnings (loss) of
     unconsolidated partnerships                                         25,272        2,391                37,885      (2,835)
  Management fees - affiliated entity                                    13,000       15,000                28,000      30,000
  Interest - investments                                                  6,952        7,854                 9,060      19,951
  Gain on sale of marketable equity securities (note 8)                                                     18,521
  Gain on sale of property (note 5)                                     525,779                            525,779
  Other income                                                            3,091          294                 3,510         585
                                                                      ---------   ----------          ------------  ----------

     Total Income                                                       918,485      301,932             1,464,425     436,838
                                                                      ---------   ----------          ------------  ----------



Expenses
  Rental operations                                                     158,941      111,398               370,348     129,995
  General and administrative                                            137,682      112,758               268,415     237,322
  Interest                                                               90,769       79,264               229,275      90,735
  Depreciation and amortization                                         238,721       34,923               310,685      46,391
                                                                      ---------   ----------          ------------  ----------

     Total Expenses                                                     626,113      338,343             1,178,723     504,443
                                                                      ---------   ----------          ------------  ----------

Income (loss) before minority share of (income)                         292,372      (36,411)              285,702     (67,605)

Minority share of (income)                                               (8,152)      (4,810)              (12,431)    (10,198)
                                                                      ---------   ----------          ------------  ----------

Income (loss) before income taxes                                       284,220      (41,221)              273,271     (77,803)

(Provision for) benefit of income taxes (note 6)                        (96,635)      14,015               (92,912)     26,453
                                                                      ---------   ----------          ------------  ----------

Net income (loss)                                                     $ 187,585   $  (27,206)         $    180,359  $  (51,350)
                                                                      =========   ==========          ============  ==========

Net income (loss) per share                                           $     .46   $     (.06)         $        .44  $     (.12)
                                                                      =========   ==========          ============  ==========



See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 -------------------------------
                                                                                      1997               1996
                                                                                 -------------        ----------
Cash flows from operating activities
   Net Income (loss)                                                             $     180,359        $  (51,350)
   Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities
        Depreciation and amortization                                                  310,685            46,391
        Interest - affiliated entity                                                    42,472            42,472
        Equity in (earnings) loss of unconsolidated partnerships                       (37,885)            2,835
        Gain on sale of property                                                      (525,779)
        Minority share of (income) loss                                                 12,431            10,198
        Gain on sale of marketable equity securities                                   (18,521)
        Changes in certain other accounts
            Investment in marketable securities, net                                    (1,414)             (505)
            Escrow deposits                                                             61,639
            Deferred charges and other assets                                            2,166          (638,405)
            Receivables                                                                165,343
            Accounts payable                                                           (39,710)           92,005
            Accrued expenses                                                           (87,139)          (17,945)
            Deferred tax liability                                                      23,445           (26,453)
            Security deposits                                                          (42,103)           51,267
           Stock warrants outstanding                                                   24,690
                                                                                 -------------        ----------
               Net cash provided (used) by operating activities                         70,679          (489,490)
                                                                                 -------------        ----------

Cash flows from investing activities
      Additions to real and personal property                                       (1,500,861)       (4,302,895)
      Proceeds from sale of property                                                 4,866,684
      Purchase of limited partner interest in
          unconsolidated partnerships                                                                    (39,325)
      Repayments from (advances to) affiliated entity, net                              15,000           (87,500)
      Receipt from sale of marketable securities                                        90,305
      Receipt from affiliated entity                                                                     225,000
                                                                                 -------------        ----------
      Net cash provided (used) by investing activities                               3,471,128        (4,204,720)
                                                                                 -------------        ----------

Cash flows from financing activities
    Payments on mortgage payable                                                    (3,744,849)
    Proceeds of mortgage payable                                                       476,915         4,604,770
    Receipt from minority interest                                                          50             8,070
    Payments on note payable                                                           (34,757)          (27,016)
    Purchase of treasury stock                                                                           (50,133)
    Distribution to minority interest                                                  (10,500)         (201,250)
                                                                                 -------------        ----------
        Net cash provided (used) by financing activities                            (3,313,141)        4,334,441
                                                                                 -------------        ----------

     Net increase (decrease) in cash and cash equivalents                              228,666          (359,769)

Cash and cash equivalents at beginning of period                                       298,655         1,236,202
                                                                                 -------------        ----------

Cash and cash equivalents at end of period                                       $     527,321        $  876,433
                                                                                 =============        ==========


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its seventy-five (75) percent owned subsidiaries: 8050 Roswell Associates, LLC, (Roswell) and 419 Crossville Associates, LLC (Crossville) and its ninety-nine (99) percent owned subsidiaries: Colonial Park Commons LLC, (Colonial), Heide Lot, LLC (Heide), Meggan Lot, LLC (Meggan), AGS Carriage House Associates (Carriage) and AGS Compass Pointe Associates (Compass) and its one hundred (100) percent owned subsidiaries: Woodstock Office One, LLC (Woodstock) and 8046 Roswell Road, LLC
(8046). Hunter Management Company controls the remaining ownership interest in each subsidiary . All intercompany transactions and balances have been eliminated in consolidation.

Prior to June 1996, Carriage and Compass were accounted for under the equity method. The Company's general and limited partnership interests in both AGS Partners MLP, L.P. (MLP) and AGS Meadow Oaks Associates (Meadow) continue to be accounted for under the equity method.

Note 3 Investment in and receivables from partnerships
The balances are summarized as follows:

                                          June 30,    December 31,
                                            1997         1996
                                        -----------   -----------
Notes receivable from MLP               $ 1,983,501   $ 1,983,501
Accrued interest receivable from MLP         24,794        24,794
Advances receivable from MLP              1,026,678     1,041,678
Accountability to partnerships             (135,244)     (130,657)
                                        -----------   ----------
                                          2,899,729     2,919,316
Valuation allowance                        (200,000)     (200,000)
                                        -----------   -----------
                                        $ 2,699,729   $ 2,719,316
                                        ===========   ===========


Interest income earned and received from MLP on these notes receivable totaled $74,381 for the three months ended June 30, 1997 and 1996.

Based upon an evaluation of the Company's notes receivable from MLP, in 1995 management provided a $200,000 valuation allowance to reflect its estimate of their realizability.

Note 4 Acquisition of properties

In September, 1996 Colonial Park Commons LLC (Colonial) was formed and capitalized with a $300,000 contribution, of which $297,000 was funded by the Company while $3,000 was funded by Hunter Management Company (Hunter). Colonial acquired an 18,387 square foot office building located in Roswell, Fulton County, Georgia for $1,010,000. The purchase was financed, in part, with a $787,500 mortgage payable. Additionally in September 1996, Meggan Lot, LLC (Meggan) and Heide Lot, LLC (Heide) were also formed and capitalized with a $100,000 contribution into each of which $99,000 was funded by the Company while the remaining $1,000 was funded by Hunter. Meggan and Heide each paid $100,000 to acquire approximately .8 acres of land surrounding the Colonial Property in Roswell, Fulton County, Georgia.

In June, 1996 the Company acquired a 94% limited partnership interest in Carriage and Compass. Prior to June, 1996 the Company had only a 5% general partnership interest in these partnerships. The mortgages on each property were held by the US Department of Housing and Urban Development (HUD); however during 1995 HUD sold the mortgages to an unrelated financial institution. In prior years the Carriage and Compass Partnerships had been unable to generate sufficient cash flows to fund the required debt service payment and, as a result, had been in technical default under the mortgage agreement. Following the purchase of the mortgages from HUD, the financial institution began foreclosure proceedings on each property. The company, acting as General Partner decided to expand the Carriage and Compass Partnerships to raise sufficient cash to fund all unpaid and accrued debt service payments. Additionally to expedite the process of raising capital the Company offered to purchase from the limited partners their partnership interest for $1,000 per unit. In this regard, during March through June 1996, the Company paid a total of $39,325 for 74% of the limited partners interest in Carriage and 91% of the limited partners interest in Compass. The remaining limited partners in Carriage and Compass forfeited their interests pursuant to the terms of their respective partnerships agreements.

In 1996 the Company made capital contributions aggregating $807,415 into Carriage and Compass to fund the accrued and unpaid debt service payments and fully reinstate the mortgages. As a result of the acquisition of a majority of the limited partner interest and the forfeiture by the remaining limited partners of their interest, effective June 1, 1996, the Company owned 99% (5% general partner interest and 94% limited partner interest) of each partnership. The remaining 1% limited partner interest is owned by Hunter who contributed $8,155 into Carriage and Compass.

In June, 1997 Woodstock Office One, LLC (Woodstock) was formed and capitalized with a $600,00 contribution, which was funded by the Company as the one hundred percent owner. Woodstock acquired an 11,250 square foot office building located in Woodstock, Cherokee County, Georgia for $600,000.

On June 30, 1997 the Company acquired a one hundred percent interest in 8046 Roswell Road, LLC (8046) from Hunter Management Company for $323,000 and assumption of the first mortgage on the property in the approximate amount of $477,000. 8046 owns an 8,000 square foot office building located in Atlanta, Fulton County, Georgia.

The Company is presently negotiating to acquire all the outstanding shares of stock of Hunter Management Company in exchange for 10,000 shares of Company Stock. Hunter's assets consist primarily of minority equity interests in Company owned properties and management contracts.


Note 5 Sale of properties

On May 15, 1997 Carriage House and Compass Pointe Apartments were sold to an unrelated group of individuals from Monroe, Louisiana. The sales price for the two properties totaled $4,866,684. The purchaser acquired the properties subject to the first mortgage on each property which totaled $3,704,658. The Company recognized a gain from the sale of the properties in the amount of $525,779.

Note 6 Income Taxes

The provision for income taxes of $92,912 for the six months ended June 30, 1997 is based on the tax obtained by applying the statutory rate to the taxable income earned in the period. The Company recorded a tax benefit of $26,453 for the six months ended June 30, 1996.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company's liquidity is based primarily on its cash reserves, real estate operating and investment income, its ability to obtain mortgage financing, plus the interest income and loan repayments received on its notes receivable from its affiliate, AGS Partners MLP, L.P. (MLP). These funds are used to pay the Company's normal operating expenses and fund new acquisitions.

As of June 30, 1997, the Company had cash reserves of $527,321. For the six months ended June 30, 1997, the Company received $148,762 in interest income from MLP and advances receivable from MLP decreased $15,000. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

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

The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the MLP properties. Based on 1997 and future budgets and recent property valuations, management believes that the two remaining MLP properties have potential for future operating cash flows and future re-sale values. In 1995 management decided to make a valuation allowance against the MLP notes of $200,000. MLP has begun marketing one (1) of its two (2) remaining apartment properties. Management intends to make further adjustments to this allowance depending upon the results. Based upon current cash flow projections of the MLP, management feels the $200,000 valuation allowance is more than adequate at June 30, 1997.

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

In November, 1995 the Company purchased for $750,000 a 75% interest in 419 Crossville Associates, LLC (Crossville) a Georgia limited liability Company which owns a 19,000 square foot office building in Roswell, Fulton County, Georgia. Hunter Management Company owns the remaining 25% interest. The building was purchased in an all cash transaction, however, in May, 1996 Crossville obtained an $880,000 mortgage on the property and used the proceeds to return $600,000 to the Company. The Company and Hunter have both guaranteed this mortgage. Based on 1997 and future budgets and recent property valuations, the investment should produce future operating cash flows and future resale values for the Company.

The Company is the General Partner and also a Limited Partner of AGS Carriage House Associates and AGS Compass Pointe Associates. In 1996, the Company expanded both partnerships to raise additional capital. In this regard the Company has contributed $807,415 to these two properties and acquired a 94% limited partner interest in the partnerships. Hunter contributed $8,155 in capital and has obtained a 1% limited partner interest. The capital was utilized by the partnerships to fully reinstate the first mortgages secured by the properties. The properties were sold on May 15, 1997 for a sales price of $4,866,684. As a result of the sale, the Company recouped its investment and reported a gain of $525,779.

In September 1996, the Company purchased for $297,000 a 99% interest in Colonial Park Commons, LLC (Colonial Park) which owns an 18,387 square foot office building in Roswell, Fulton County, Georgia. Hunter Management contributed $3,000 and owns the remaining 1%. Colonial Park obtained a $787,500 mortgage on the office building. The mortgage is guaranteed by the Company and Hunter. In addition, the Company acquired for $198,000 a 99% interest in Heide Lot, LLC and Meggan Lot, LLC which owns the two developmental building lots adjacent to the Colonial Park office building. Hunter contributed $2,000 and owns the remaining 1%. Based on 1997 and future budgets and recent property valuation, these investments should produce future operating cash flows and future resale values for the Company.

In June 1997 the Company acquired for $600,000 a 100% interest in Woodstock Office One, LLC (Woodstock) a Georgia limited liability Company which owns an 11,250 square foot office building in Woodstock, Cherokee County, Georgia. The Company is presently negotiating for a first mortgage on the property. Based on 1997 and future budgets and recent property valuations the investment should produce future operating cash flows and future resale values for the Company.

On June 30, 1997 the Company acquired for $323,000 a 100% interest in 8046 Roswell Road, LLC (8046) a Georgia limited liability Company which owns an 8,000 square foot office building in Atlanta, Fulton County, Georgia. The purchase price for the 8046 property approximated $800,000 and was financed, in part, with the assumption on the first mortgage in the amount of approximately $477,000. The Company acquired the interest from Hunter Management Company. Based on 1997 and future budgets and recent property valuations the investment should produce future operating cash flows and future resale values for the Company.

For the three months ended June 30, 1997 the Company received $13,000 in fees from Hunter Management Company for management supervisory services provided in connection with the various MLP properties.

Results of Operations

The Company's business plan includes continuing its transition from an asset base consisting primarily of mortgage receivables from MLP and general and limited partner interests in apartment buildings located throughout the country, into small apartment properties and suburban office buildings concentrated in Atlanta, Georgia and other fast growing metropolitan areas in the southeast. Despite the expenses associated with this transition, for the three months ended June 30, 1997, the Company recognized net income of $187,585 compared to a loss of $27,206 for the corresponding period in 1996 due primarily to the $525,779 gain realized from the Carriage and Compass property sales. Total revenue for the three months ended June 30, 1997 was $918,485 versus $301,932 for the same period in 1996. This increase in revenue was caused substantially by the 1997 gain from the sale of Carriage House and Compass Pointe Apartments in the amount of $525,779. Rental income increased $67,998 in 1997 due to the September 1996 acquisition of the Colonial and the June 1996 acquisitions of the Carriage and Compass properties.

Total expenses for the three months ended June 30, 1997 were $626,113 compared to $338,343 for the same period in 1996. The increase in expenses from 1997 to 1996 was caused in part by the amortization of the remaining loan costs in the amount of approximately $194,000 for the Carriage and Compass mortgages and the operating expenses incurred by the Colonial, Carriage and Compass properties.

General and administrative expenses for the three months ended June 30, 1997 of $137,682 increased $24,924 from the same period last year. This increase is attributed to professional fees incurred from the sale of Carriage House and Compass Pointe Apartments.

Depreciation and amortization of $238,721 for the three months ended June 30, 1997 increased $203,798 over the same period in 1996 due primarily to the 1997 sale of the Carriage and Compass properties and the resulting amortization of the remaining loan costs.

Interest expense increased $11,505 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 as a result of increased debt associated with the Colonial, Carriage and Compass acquisitions.

Inflation

Inflation in the future may increase rental revenues as well as operating expenses, all in accordance with general market trends.

                         PART II      OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K



          (a)  Exhibits

               27   Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K

               (a) Report on Form 8-K filed on May 27, 1997 regarding the sale of Carriage House and Compass Pointe Apartments

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

                           Date:  August 14, 1997