Form 10QSB
period 1997-09-30
RESOURCE CAPITAL GROUP INC
filed 1997-11-14
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number 0-20272
                       -------

                          RESOURCE CAPITAL GROUP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                                              13-3617377
--------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

419 Crossville Road, Suite 204               Roswell, GA                30075
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             X Yes / / No


As of September 30, 1997, 406,726 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          RESOURCE CAPITAL GROUP, INC.




Part I.  Financial Information                                                           Page
                                                                                        Number
                                                                                        ------
         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheet - September 30, 1997
                            and December 31, 1996                                         3

                           Consolidated Statement of Operations - For the
                            Three Months and Nine Months Ended September 30,
                            1997 and 1996                                                 4

                           Consolidated Statement of Cash Flows - For the
                            Nine Months Ended September 30, 1997 and 1996                 5

                           Notes to Consolidated Financial Statements                     6

         Item 2.           Management's Discussion and Analysis or
                            Plan of Operation                                            10

Part II. Other Information

         Item 6.           Exhibits and Reports on Form 8-K                              13

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                           RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             1997             1996
                                                                         ------------     ------------
Cash and cash equivalents                                                $    422,191     $    298,655
Investment in marketable equity securities-at market                           22,954          104,375
Escrow deposits                                                                61,639
Investments in and receivables from partnerships                            2,756,692        2,719,316
Receivables                                                                    25,127          181,122

Real and personal property, at cost
     Land                                                                   1,436,909        1,106,231
     Buildings and improvements                                             2,905,869        6,070,520
     Furniture and equipment                                                  160,006          284,199
                                                                         ------------     ------------
                                                                            4,502,784        7,460,950
     Less accumulated depreciation                                           (144,907)        (181,500)
                                                                         ------------     ------------
        Net real and personal property                                      4,357,877        7,279,450

Deferred charges-net of accumulated amortization                               68,592          269,670
Other assets                                                                  143,640          116,661
                                                                         ------------     ------------
                                                                         $  7,797,073       11,030,888
                                                                         ============     ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Note payable                                                          $    103,299          155,828
    Accounts payable                                                           63,532           59,684
    Accrued expenses
       Interest                                                                18,635           46,243
       Payroll                                                                 14,492           35,418
       Professional fees                                                       27,000           36,000
       Taxes                                                                   46,450           76,289
       Other                                                                   13,551           25,438
                                                                         ------------     ------------
                                                                              120,128          219,388

       Security deposits                                                       30,572           71,351
       Mortgages payable                                                    2,422,419        5,711,237
       Deferred tax liability                                                 105,052           81,607
                                                                         ------------     ------------
                    Total Liabilities                                       2,845,002        6,299,095


Minority interest                                                                              109,409

Stockholders' equity
Common stock - authorized 1,000,000 shares
$.01 par value per share, issued 498,608 shares                                 5,086            4,986
Additional paid-in capital                                                  4,587,618        4,459,034
Stock warrants outstanding                                                     24,690
Retained earnings                                                             461,265          273,829
Less treasury stock, at cost, 91,882 shares                                  (131,712)        (131,712)
Unrealized gain on investment                                                   5,124           16,247
                                                                         ------------     ------------
                    Total Stockholders' Equity                              4,952,071        4,622,384
                                                                         ------------     ------------
                                                                         $  7,797,073       11,030,888
                                                                         ============     ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                    -----------------------     ---------------------------
                                                       1997          1996           1997            1996
                                                    ---------     ---------     -----------     -----------
Revenue
  Rental operations                                 $ 195,642     $ 405,696     $   931,021     $   688,542
  Interest - affiliated entity                         53,145        53,145         159,436         159,436
  Equity in earnings of
     unconsolidated partnerships                       19,670          (143)         57,555          (2,978)
  Management fees - affiliated entity                  19,342        15,000          47,342          45,000
  Interest - investments                                3,701        10,603          12,761          30,554
  Gain on sale of marketable securities (note 8)                                     18,521
  Gain on sale of property (note 5)                                                 525,779
  Other income                                          1,730           529           5,240           1,114
                                                    ---------     ---------     -----------     -----------

     Total Revenue                                    293,230       484,830       1,757,655         921,668
                                                    ---------     ---------     -----------     -----------



Expenses
  Rental operations                                    69,217       208,002         439,565         337,997
  General and administrative                          126,432       117,485         394,847         354,807
  Interest                                             54,944       122,296         284,219         213,031
  Depreciation and amortization                        28,758        61,306         339,443         107,697
                                                    ---------     ---------     -----------     -----------

     Total Expenses                                   279,351       509,089       1,458,074       1,013,532
                                                    ---------     ---------     -----------     -----------

Income (loss) before minority share of (income)        13,879       (24,259)        299,581         (91,864)

Minority share of (income)                             (3,156)       (3,822)        (15,587)        (14,020)
                                                    ---------     ---------     -----------     -----------

Income (loss) before income taxes                      10,723       (28,081)        283,994        (105,884)

(Provision for) benefit of income taxes (note 6)       (3,646)        9,547         (96,558)         36,000
                                                    ---------     ---------     -----------     -----------

Net income (loss)                                   $   7,077     $ (18,534)    $   187,436     $   (69,884)
                                                    =========     =========     ===========     ===========

Net income (loss) per share                         $     .02     $    (.05)    $       .46     $      (.17)
                                                    =========     =========     ===========     ===========

Weighted Average Shares Outstanding                   406,726       411,489         406,726         411,489
                                                    =========     =========     ===========     ===========



See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                          NINE MONTHS ENDENDED
                                                                            SEPTEMBER 30,
                                                                     ----------------------------
                                                                         1997              1996
                                                                     -----------      -----------
Cash flows from operating activities
   Net Income (loss)                                                 $   187,436      $   (69,884)
                                                                     -----------      -----------
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
        Depreciation and amortization                                    339,443          107,697
        Interest - affiliated entity                                      63,708           63,708
        Equity in (earnings) loss of unconsolidated partnerships         (57,555)           2,978
        Minority share of income (loss)                                   15,587           14,020
        Gain on sale of property                                        (525,779)
        Gain on sale of marketable equity securities                     (18,521)
        Deferred income taxes                                             23,445          (42,000)
        Minority interest                                               (104,196)
        Stock warrants issued                                             24,690
        Additional paid in capital and common stock                      128,684
        Changes in certain other accounts
            Escrow deposits                                               61,639
            Deferred charges and other assets                            (24,994)        (592,562)
            Receivables                                                  155,995
            Accounts payable                                               3,848           71,313
            Accrued expenses                                             (99,260)             309
            Security deposit                                             (40,779)          61,166
                                                                     -----------      -----------
              Net cash (used) by operating activities                    133,391         (383,255)
                                                                     -----------      -----------

Cash flows from investing activities
      Purchase of subsidiaries                                          (923,000)
      Additions to real and personal property                           (634,697)      (5,555,770)
      Proceeds from sale of property                                   4,866,684
      Purchase of limited partner interest in
          unconsolidated partnerships                                                     (39,325)
      Advances to affiliated entity, net                                 (47,000)        (133,500)
      Receipt from sale of marketable securities                          90,305
      Receipt from affiliatetd entity                                                     225,000
                                                                     -----------      -----------
         Net cash provided (used) by investing activities              3,352,292       (5,503,595)
                                                                     -----------      -----------

Cash flows from financing activities
    Proceeds of mortgage payable, net                                 (3,288,818)       5,375,267
    Receipt from minority interest                                            50           13,070
    Payments on note payable                                             (52,529)         (40,830)
    Distribution to minority interest                                    (20,850)        (201,250)
    Purchase of treasury stock                                                            (71,169)
                                                                     -----------      -----------
        Net cash provided (used) by financing activities              (3,362,147)       5,075,088
                                                                     -----------      -----------

     Net increase (decrease) in cash and cash equivalents                123,536         (811,762)

Cash and cash equivalents at beginning of period                         298,655        1,236,202
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $   422,191      $   424,440
                                                                     ===========      ===========


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)



NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its seventy-five (75) percent owned subsidiaries, 8050 Roswell Associates, LLC, (Roswell) and 419 Crossville Associates, LLC (Crossville) and its ninety-nine (99) percent owned subsidiaries: AGS Carriage House Associates (Carriage House), AGS Compass Pointe Associates (Compass Pointe), Colonial Park Commons, LLC (Colonial Park), Heide Lot, LLC (Heide Lot) and Meggan Lot, LLC (Meggan Lot) and its one hundred (100) percent owned subsidiaries: Woodstock Office One, LLC (Woodstock) and 8046 Roswell Road, LLC (8046). Hunter Management Company owns the remaining ownership interest in each subsidiary. On September 1, 1997 the Company acquired all of the outstanding stock of Hunter Management Company. Where subsidiaries are acquired or disposed of during the period the operating results are included from the date of acquisition or the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 ACQUISITION/DISPOSITION OF PROPERTIES

Acquisitions

In June, 1997 Woodstock Office One, LLC (Woodstock) was formed and capitalized with a $600,000 cash contribution, which was funded by the Company for a one hundred percent interest. Woodstock acquired an 11,250 square foot office building located in Woodstock, Cherokee County, Georgia for $600,000.

In June, 1997 the Company acquired a one hundred percent interest in 8046 Roswell Road, LLC (8046) from Hunter Management Company for $323,000 in cash and assumption of the first mortgage on the property in the approximate amount of $477,000. 8046 owns an 8,000 square foot office building located in Atlanta, Fulton County, Georgia. The $477,000 mortgage requires monthly payments of $4,866 applied first to interest at 7.0% with the balance to reduction of principal. Interest adjusts to 8.00% from June 1, 1998 to May 31, 2002 and thereafter the interest is computed as 3.00 basis points over the average yield on US Treasury Securities as defined. The mortgage has been guaranteed by the Company.

On September 1, 1997 the Company acquired all of the outstanding shares of Hunter Management Company (Hunter) in exchange for 10,000 shares of its Common Stock in a transaction accounted for as a purchase. Hunter manages properties owned by the Company and its investees and owns the minority interest in seven of the Company's subsidiaries. The net book value of the assets acquired and liabilities assumed (which is not materially different from its fair value) is summarized as follows:

     Cash                       $  3,014
     Accounts Receivable          20,676
     Investment in LLC's         104,196
     Other Assets                 15,634
                                --------
      Total                      143,520

     Liabilities assumed          14,836
                                --------

     Value assigned to
     10,000 common shares to
     be issued                  $128,684
                                ========

Disposition

On May 15, 1997 Carriage House and Compass Pointe Apartments were sold to an unrelated group of individuals from Monroe, Louisiana. The sales price for the two properties totaled $4,866,684. The purchaser acquired the properties subject to the first mortgage on each property which totaled $3,704,658. The Company realized approximately $1,100,000 in cash from the sale and recognized a gain in the amount of $525,779.

The operating results of these acquisitions and dispositions are included in the Company's consolidated statement of operations from the date of acquisition or disposition. The following unaudited proforma data reflects the Company's results of operations as if these acquisitions/dispositions occurred at the beginning of each period.

                             Three Months              Nine Months
                             Ended                     Ended
                             September 30,             September 30,
                     -------------------------   -------------------------
                         1997          1996          1997          1996
                     -----------   -----------   -----------     ---------
Total Revenue        $   320,288   $   400,777   $   969,705     $ 694,983
                     ===========   ===========   ===========     =========

Net Income           $    12,343   $     8,515   $     8,660     $ (17,219)
                     ===========   ===========   ===========     =========

Net income(loss)
  per share          $       .03   $       .02   $       .02     $    (.04)
                     ===========   ===========   ===========     =========


In September, 1997 the Company entered into a contract to purchase an office building for $1,250,000. This property is located at 920 Holcomb Bridge Road in Roswell, Fulton County, Georgia and consists of a 14,500 square foot office building. As of September 30, 1997 a $50,000 deposit has been escrowed by the Company pending the closing of this transaction.

NOTE 4 STOCK WARRANTS OUTSTANDING

In 1997 the Company granted stock warrants to the outside directors as a group equal to 2% of the capitalization of the Company or 8,230 shares. The warrants provide that the shares can be acquired by the directors for $1.00 per share at any time thru July 31, 2001. As a result, the Company recognized compensation expense of $24,690 in the financial statements for the period ended March 31, 1997.

NOTE 5 EARNINGS PER SHARE

Net earning per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock warrants is not significant and is therefore excluded from the calculation.

NOTE 6 NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", was issued which the Company is required to adopt by the end of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior interim and annual periods. The impact of the provisions of SFAS No. 128 on the calculation of Basic and Diluted earnings per share is not expected to be material.

In February 1997, the FASB issued SFAS No. 129," Disclosure of Information about Capital Structure." SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS No. 129 must be adopted for financial statements for periods ending after December 15, 1997. The impact on the Company of adopting SFAS No. 129 is not expected to be material.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

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

As of September 30, 1997, the Company had cash reserves of $422,191. For the nine months ended September 30, 1997, the Company received $223,143 in interest income from MLP. During the same period, advances to MLP increased by $47,000 to help it finance major capital improvements to its Rolling Hills property. This amount is expected to be repaid to the Company by MLP from escrows held by the first mortgage lender and other reserves.

Occupancy levels and rental rates have increased substantially over the past 4 years on the MLP properties. The net operating income at the property levels combined with MLP reserves continue to be sufficient to allow MLP to make full interest payments on the notes payable to the Company. As the rental markets have continued to recover the Company has advanced funds to MLP to make capital improvements, replacements and upgrades to the individual apartment units, buildings and mechanical systems. MLP plans to continue to make major capital improvements during the balance of 1997 in an attempt to maximize the resale values of the properties.

The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the MLP properties. MLP has entered into a contract for the sale of Rolling Hills Apartments for a sales price of $7,500,000. The Company should receive approximately 2,600,000 in proceeds from the sale, with the repayment of the $1,657,947 note receivable from MLP and the repayment of advances to MLP. The purchaser has until December 5, 1997 to accept the property for purchase. The sale is scheduled to close on January 5, 1998.

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

The Company is the General Partner and also a Limited Partner of AGS Carriage House Associates and AGS Compass Pointe Associates. In 1996, the Company expanded both partnerships to raise additional capital. In this regard the Company contributed $807,415 to these two partnerships and acquired a 94% limited partner interest in the partnerships. Hunter Management Company contributed $8,155 in capital and obtained a 1% limited partner interest. The capital was utilized by the partnerships to fully reinstate the first mortgages secured by the properties. The properties were sold on May 15, 1997 for $4,866,684. As a result of the sale the Company realized approximately $1,100,000 in cash from the sale and reported a gain of $525,779.

In June 1997 the Company acquired for $600,000 in cash a 100% interest in Woodstock Office One, LLC (Woodstock) a Georgia limited liability Company which owns an 11,250 square foot office building in Woodstock, Cherokee County, Georgia. The Company is presently negotiating for a $570,000 first mortgage on the property.

On June 30, 1997 the Company acquired for $323,000 in cash a 100% interest in 8046 Roswell Road, LLC (8046) a Georgia limited liability Company which owns an 8,000 square foot office building in Atlanta, Fulton, County, Georgia. The purchase price for the 8046 property approximated $800,000 and was financed, in part, with the assumption on the first mortgage in the amount of approximately $477,000. The Company acquired the interest from Hunter Management Company.

Based on 1997 and future budgets and recent property valuations all the Company's real estate investments should produce future operating cash flows and future resale values for the Company.


RESULTS OF OPERATIONS

The Company's business plan includes continuing its transition from an asset base consisting primarily of mortgage receivables from MLP and general and limited partner interests in apartment buildings located throughout the country, into small apartment properties and suburban office buildings concentrated in Atlanta, Georgia and other fast growing metropolitan areas in the southeast. Despite the expenses associated with this transition, for the three months ended September 30, 1997, the Company recognized net income of $7,077 compared to a loss of $18,534 for the corresponding period in 1996. For the nine months ended September 30, 1997 the Company recognized net income of $187,436 compared to a loss of $69,884 for the corresponding period in 1996. Consistent with this transition, total revenue for the three months ended September 30, 1997 was $293,230 versus $484,830 for the same period in 1996. This decrease in revenue was primarily the result of the May 1997 sale of Carriage House and Compass Pointe Apartments and the resulting decrease in rental operating income associated with these two properties. Total revenue for the nine months ended September 30, 1997 was $1,757,655 versus $921,668 for the same period in 1996. This increase in revenue also was primarily the result of the May 1997 sale of Carriage and Compass and the recognition of the $525,779 gain from sale.

As a result of this transition, expenses also declined. Total expenses for the three months ended September 30, 1997 were $279,351 compared to $509,089 for the same period in 1996. The decrease in expenses was primarily caused by the sale of Carriage House and Compass Pointe Apartments in May 1997 and the resulting decrease in rental operating expenses, interest, and depreciation expense associated with these two properties. Total expenses for the nine months ended September 30, 1997 were $1,458,074 compared to $1,013,532 for the same period in 1996. This increase in expenses was caused in part by the amortization of the remaining loan costs in the amount of approximately $194,000 for the Carriage and Compass mortgages.

General and administrative expenses for the three months ended September 30, 1997 of $126,432 increased $8,947 from the same period last year due primarily to the acquisition of Hunter Management Company on September 1, 1997. General and administrative expenses of $394,847 for the nine months ended September 30, 1997 increased $40,040 over the same period in 1996 due to the acquisition of Hunter and additional office salaries.

Depreciation and amortization of $28,758 for the three months ended September 30, 1997 decreased $32,548 over the same period in 1996 due primarily to the 1997 sale of the Carriage and Compass properties. Depreciation and amortization of $339,443 for the nine months ended September 30, 1997 increased $231,746 over the same period in 1996 primarily due to the amortization of the remaining loan costs in the amount of approximately $194,000 for the Carriage and Compass mortgages.

Interest expense decreased $67,352 for the three months ended September 30, 1997 as compared to the corresponding period in 1996 due to the Carriage House and Compass Pointe sale in May, 1997. Interest expense of $284,219 for the nine months ended September 30, 1997 increased $71,188 over the same period in 1996 due to the May 1996 mortgage acquired on the Crossville property and the September, 1996 mortgage acquired on the Colonial property.

                       PART II          OTHER INFORMATION



         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits -
               27 Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K
               None

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

                           Date:  November 14, 1997