Form 10KSB40
period 1997-12-31
RESOURCE CAPITAL GROUP INC
filed 1998-03-31
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 1997
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period ......... to .........

                         Commission file number 0-20272

                          RESOURCE CAPITAL GROUP, INC.
                    ----------------------------------------
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
Yes  X      No
    ---       ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

            State issuer's revenues for its most recent fiscal year.
                                   $2,041,621

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1997.

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1997.

              Common stock, par value $.01 per share 416,726 shares

                                TABLE OF CONTENTS

PART I                                                                                            PAGE
                                                                                                  ----
         Item  1.          Description of Business                                                  1

         Item  2.          Description of Properties                                                6

         Item  3.          Legal Proceedings                                                        7

         Item  4.          Submission of Matters to a Vote of                                       7
                             Security Holders

PART II

         Item  5.          Market for Common Equity and Related                                     7
                             Stockholder Matters

         Item  6.          Management's Discussion and Analysis or                                  7
                             Plan of Operation

         Item  7.          Financial Statements                                                    11

         Item  8.          Changes in and Disagreements with                                       11
                             Accountants on Accounting and
                             Financial Disclosure

PART III

         Item  9.          Directors, Executive Officers, Promoters                                11
                             and Control Persons; Compliance with
                             Section 16(a) of the Exchange Act

         Item 10.          Executive Compensation                                                  13

         Item 11.          Security Ownership of Certain Beneficial                                13
                             Owners and Management

         Item 12.          Certain Relationships and Related                                       14
                             Transactions

PART IV

         Item 13.          Exhibits and Reports on Form 8-K                                        15

         Signatures                                                                                18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Resource Capital Group, Inc. (the Company), was organized as a Delaware corporation in November, 1990. In 1991, the Company issued 433,425 shares of common stock to 683 shareholders under the registration requirements of Section 5 of the Securities Act of 1933, as amended. The Company began operations and its Common Stock was originally issued and eligible for trading on September 1, 1991.

Background Information

     The Company was organized to become successor in interest to AGS Properties
(AGS) and assumed various general and limited partnership interest of AGS. In 1991 the Company acquired the 1% general partner interest and a 27.55% limited partner interest in AGS Partners MLP, L.P. (MLP) which owns an apartment complex in Nashville, Tennessee and an apartment complex in Oklahoma City, Oklahoma.

     The Company also assumed AGS' 2.55% general partnership interest and 43.10 % limited partnership interests in AGS Meadow Oaks Associates (Meadow) which owns an apartment complex in Kansas City, Kansas.

     The Company was established primarily to own, hold, dispose of and invest in junior mortgage loans and wraparound mortgage loans and to acquire, own, operate and dispose of income producing real property.

Mortgage Loan Investments

     MLP issued seven (7) subordinated promissory notes to the Company in 1991 which were secured by mortgages and deeds of trust on its properties and other assets. A summary of the remaining subordinated notes at December 31, 1997 is as follows:

Secured Asset                  Maturity Date             Amount
-------------                ----------------         ----------
Aspen Walk Apts.             December 1, 2005         $  325,554
Rolling Hills Apts.          October  1, 2005          1,657,947
                                                      ----------

                                                      $1,983,501
                                                      ==========

         All of the Company's remaining mortgage loan investments are owed by MLP. The Notes held by the Company are prepayable in whole at any time without a prepayment penalty. The mortgages require monthly payments of interest only through maturity. Interest accrues at 15% per annum. The mortgages also require the payment of additional interest on the sale or refinancing of the mortgaged property equal to a 35% participation in the net proceeds as defined.

Real Property Investments

         In June 1997 Woodstock Office I, LLC (Woodstock) was formed and capitalized with a cash contribution funded by the Company as the 100% member to enable it to acquire an 11,250 square foot office building located in Cherokee County, Georgia for $600,000. Subsequently, in November 1997 Woodstock obtained a $570,000 mortgage payable on the property enabling Woodstock to return a large portion of the Company's original capital contribution.

         In June 1997 the Company acquired a 100% interest in 8046 Roswell Road LLC (8046 Roswell) from Hunter Management Company (Hunter) in exchange for $323,000 in cash and the assumption of a $476,915 mortgage payable. 8046 Roswell owns an 8,000 square foot office complex in Fulton County, Georgia.

         In September 1997 the Company acquired all of the outstanding shares of stock in Hunter in exchange for 10,000 shares of the Company's common stock. Hunter has the minority interest in and manages various properties owned by the Company's subsidiaries.

         In September 1996 Colonial Park Commons LLC (Colonial) was formed and capitalized with a $300,000 contribution, of which $297,000 was funded by the Company while the remaining $3,000 was funded by Hunter. Colonial acquired an 18,387 square foot office building located in Fulton County, Georgia for $1,010,000. The purchase was financed in part with a $787,500 mortgage payable. Additionally in September 1996, Meggan Lot, LLC (Meggan) and Heide Lot, LLC (Heide) were also formed and capitalized with a $100,000 contribution into each of which $99,000 was funded by the Company while the remaining $1,000 was funded by Hunter. Meggan and Heide each paid $100,000 to acquire approximately .8 acres of land surrounding the Colonial property in Fulton County, Georgia.

In 1995 8050 Roswell Associates, LLC (8050 Roswell) was formed and capitalized with a $440,000 contribution, of which $330,000 was funded by the Company while the remaining $110,000 was funded by Hunter. 8050 Roswell acquired a 9,000 square foot office building located in Fulton County, Georgia for $425,000 and subsequently obtained a $360,000 mortgage payable on the property. Additionally, in 1995 419 Crossville Associates, LLC (Crossville) was formed and capitalized with a $1,000,000 capital contribution of which $750,000 was funded by the Company while the remaining $250,000 was funded by Hunter. Crossville acquired a 19,000 square foot office building located in Fulton County, Georgia for $975,000. In May 1996 Crossville obtained a $880,000 mortgage note on its property. In January 1998 Crossville refinanced its mortgage payable for $1,100,000.

         The Company is actively seeking new real estate acquisitions and investments. In February 1998 920 Holcomb Bridge LLC (Holcomb) was formed and capitalized with a $300,000 capital contribution funded by the Company as the 100% member. Holcomb acquired a 14,500 square foot office building located in Fulton County, Georgia for $1,250,000. The purchase was financed in part with a $970,000 mortgage payable. At December 31, 1997 the Company had a $200,000 deposit in escrow pending the closing of this transaction.

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

Note and Mortgages Payables

Note Payable

         The Company issued a promissory note in favor of its former Executive Vice President as a settlement of the termination of his employment agreement. The terms of the agreement provide for monthly payments over a six year period ending December 31, 1998. The Company discounted this note at 6%.

     The following is a summary of the remaining payments due under this agreement:

                    1998                  $88,000
      Less:  unamortized discount         ( 2,742)
                                          -------
                                          $85,258
                                          =======

                                        3

Mortgages Payable

         The mortgages payable by the Company as of December 31, 1997 consist of the following:

8050 Roswell - The mortgage payable bears interest at 9.53% and matures in July
2010. The terms of the mortgage require that monthly payments of $3,766 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts every five years and is computed as 325 basis points over the
average yield on U.S. Treasury securities, as defined.                                                 $   330,734

Crossville - The mortgage payable bears interest at 8.8% per annum and matures in June 2011. The terms of the mortgage require monthly payments of $8,821 be applied first to interest with the balance to reduction of principal. Interest on this loan adjusts every five years and is computed as 325 basis points over
the average yield on U.S. Treasury securities, as defined.  (a)                                            836,479

Colonial - The mortgage payable bears interest at 9.375% per annum and matures in October 2006. The terms of the mortgage require monthly payments of $7,276 be applied first to interest with the balance to reduction of principal. Interest on this loan adjusts every five years and is computed as 300 basis points over
the average yield on U.S. Treasury securities, as defined.                                                 770,877

8046 Roswell - The mortgage payable bears interest at 7.00% per annum and matures on June 1, 2009. The terms of the mortgage require monthly payments of
$4,866 be applied first to interest and the balance to reduction of principal.
Interest on this loan adjusts on June 1, 1998 to 8.00% and again on June 1, 2002 and is computed as 300 basis points over the average yield on U.S. Treasury
securities, as defined.                                                                                    464,264

Woodstock - The mortgage payable bears interest at 9.31% per annum and matures in December 2017. The terms of the mortgage require monthly payments of $5,243 be applied first to interest with the balance to reduction of principal.
Interest on this loan adjusts every five years, commencing on December 1, 2002 and is computed as 300 basis points over the average yield on U.S. Treasury
securities, as defined                                                                                     570,000
                                                                                                       -----------
                                                                                                       $ 2,972,354
                                                                                                       ===========

(a) On January 9, 1998 Crossville refinanced its mortgage payable for $1,100,000. The new mortgage payable bears interest at 7.75% per annum and matures January 2008. The terms of the mortgage require monthly payments of $8,693 be applied first to interest with the balance to reduction of principal. In addition, non-interest bearing escrow deposits equal to one twelve of the anticipated annual tax assessments are required. Furthermore, the terms of the new mortgage includes prepayment penalties, as defined.

A schedule of future amortization payments, inclusive of the new Crossville mortgage, at December 31, 1997 follows:

         1998                      $82,550
         1999                       92,447
         2000                      100,740
         2001                      109,784
         2002                      119,648
         Thereafter              2,730,706
                                ----------
                                $3,235,875
                                ==========

The majority of the mortgage notes payable have been guaranteed by the Company.

Other Business Factors

         The business of the Company is not seasonal and the Company does no foreign or export business.

Personnel

         As of December 31, 1997, the Company had five employees. The Company also supervises, as sole general partner of MLP and Meadow, approximately 25 people who are located at the various properties. The Company has contracted with Vincam Human Resources, Inc. (Vincam) to provide professional employer and administrative services to the Company and to the properties. Vincam is the employer of record for tax reporting purposes and provides various benefits to the employees including life, medical, dental and vision insurance coverage, 401K benefits, worker's compensation insurance coverage and other services. None of the Company's staff is employed on a part-time basis. The employees are not represented by a collective bargaining unit.

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

         In June 1997 the Company purchased a 100% interest in Woodstock. Woodstock owns and is currently renovating a 11,250 square foot office building located in Woodstock, Cherokee County, Georgia. Woodstock leases office space to various tenants at rates ranging from $11.50 to $14.50 per square foot and terms ranging from 2 to 4 years. At December 31, 1997 the property was 59% occupied with 1997 rental revenue since acquisition of $43,101. The gross potential rent for the building based on December 1997 rents is $146,092 annually. The 1997 real estate taxes on this property totaled $5,103.

         In June 1997 the Company purchased a 100% interest in 8046 Roswell. 8046 Roswell owns an 8000 square foot office building located in Atlanta, Fulton County, Georgia. 8046 Roswell leases office space to various tenants at rates ranging from $14 to $15 per square foot and terms ranging from 1 to 3 years. At December 31, 1997 the property was 100% occupied with 1997 rental revenue since acquisition of $56,277. The gross potential rent for the building based on December 1997 rents is $118,235 annually. The 1997 real estate taxes on this property totaled $4,828.

         In September 1997 the Company acquired all of the outstanding shares of stock in Hunter in exchange for 10,000 shares of the Company's common stock. Hunter owns the minority interest in 8050 Roswell, Crossville, Colonial, Heide and Meggan and manages various properties owned by the Company's subsidiaries.

         In September 1996, the Company purchased a 99% interest in Colonial. Colonial owns a 18,387 square foot office building located in Roswell, Fulton County, Georgia. Colonial leases office space to various tenants at rates ranging from $12.54 to $14.74 per square foot and terms ranging from 2 to 5 years. At December 31, 1997 the property was 100% occupied with 1997 rental revenue of $239,099. The gross potential rent for the building based on December 1997 rents is $233,716 annually. The 1997 real estate taxes on this property totaled $13,391.

In 1996, the Company purchased a 99% interest in Meggan and Heide. Meggan and Heide own development lots totaling .8 acres adjoining the Colonial property. The 1997 real estate taxes on these lots totaled $3,591.

         In 1995, the Company purchased a 75% interest in 8050 Roswell. 8050 Roswell owns a 9,000 square foot office building located in Atlanta, Fulton County, Georgia. Roswell entered into a five year lease of the entire building to a single tenant for $88,500 annually with the tenant being responsible for all electricity and fuel bills. The 1997 real estate taxes on this property totaled $7,165.

         In 1995, the Company purchased a 75% interest in Crossville. Crossville owns a 19,000 square foot office building located in Roswell, Fulton County, Georgia. Crossville leases office space to various tenants at rates ranging from $10.50 to $14.50 per square foot and terms ranging from 2 years to 6 years. At December 31, 1997 the property was 94% occupied with annual rental revenue of $230,000. The gross potential rent for the building, if based on December 1997 rents is $240,198 annually. The 1997 real estate taxes on this property totaled $13,677.

 ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any material pending or threatened legal proceedings against the Company or its officers and directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 1997.

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

         As of December 31, 1997, there were 685 record holders of the Company's Common Stock and 416,726 shares outstanding. At December 31, 1997, there was no established broker-dealer price quotation for the Company's Common Stock. There are currently no market-makers for the Company's Common Stock.

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

         As of December 31, 1997, the Company had cash reserves of $673,725. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

         For the year ended December 31, 1997, the Company received $297,525 in interest income from MLP. During the same period, advances to MLP increased by $155,451 to help it finance major capital improvements to the Rolling Hills property. MLP plans to continue to make major capital improvements to its properties in an attempt to maximize the resale values of the properties.

         The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the MLP properties. MLP is negotiating a sale of Rolling Hills Apartments for a sales price of $7,650,000. The Company expects to receive approximately $2,600,000 in proceeds from the sale, including the repayment of the $1,657,947 note receivable from MLP and the repayment of advances to MLP. The sale is expected to close by June , 1998. However no assurance can be given that the sale will be completed.

         The operating properties of the MLP and the various other real estate partnerships in which the Company is the general partner are financed with non-recourse debt. The Company is not liable for the principal or interest on the partnership mortgages and the other assets of the partnerships are more than adequate to satisfy other recourse liabilities. Therefore, the Company's liquidity should not be adversely affected by general partner obligations.

         Prior to 1997 the Company was the general partner of AGS Carriage House Associates (Carriage) and AGS Compass Pointe Associates (Compass) and owned a 5% interest in each. During 1996 the Company also became the primary Limited Partner of Carriage and Compass. In 1996, the Company expanded both partnerships to raise additional capital. In this regard the Company contributed $807,415 to these two properties and acquired a 94% limited partner interest in the partnerships. Hunter contributed $8,155 in capital and obtained a 1% limited partner interest. The capital was utilized by the partnerships to fully reinstate the first mortgages secured by the properties. The properties were sold on May 15, 1997 for $4,866,684. As a result of the sale the Company realized approximately $1,100,000 in cash and reported a gain of $525,779.

         The Company's business plan includes accelerating its transition from investments in mortgage receivables and apartment buildings into the ownership and operation of small properties, primarily suburban office buildings concentrated in Atlanta, Georgia and other fast growing metropolitan areas in the southeast.

         In this regard, the Company has developed a concept it calls
"Smart Space". The "Smart Space" concept involves the subdividing, upgrading, and prefinishing office space into 500 to 2500 square foot ready to occupy suites. The upgraded suites generally command higher rental rates because they generally include the addition of private interior bathrooms, mini kitchens, sheetrock ceilings, recessed lighting, crown moldings, chair rails, upgraded carpets and finishes in traditional colors. The concept also includes individually metering each suite for utilities with the tenants generally paying for their own utilities and janitorial services.

         The Company acquires buildings for the purpose of converting them to "Smart Space" suites. Early results indicate that the Company can operate "Smart Space" buildings more profitably than conventional office buildings. Conceptually, once space has been renovated the Company does not move walls or reconfigure the space again cutting down on turnover vacancy rates and saving on build-out expenses which is the largest cost of operating office buildings. Further, leases are generally written with the tenants paying for their own utilities and janitorial expenses further reducing the costs to operate the properties. All buildings are managed, leased and maintained from a central location saving on administrative expenses.

         As a result of the Company's recent success in this niche market, mortgage financing has been readily available to the Company from various sources including a small insurance company and local and regional banks. With mortgage financing available the Company intends to expand into other neighboring southeast markets.

         The Company expects to be able to fund the expansion of its holdings in this direction by a combination of mortgage financing and internal funding. It believes it will be able to expand without seeking financing other than conventional mortgages for at least the next two years. The proceeds from the repayment of the Company's investments in mortgage receivables from MLP and the disposition of its general and limited partner interests in apartment buildings is expected to provide the balance of the funds.

         In June 1997 the Company formed Woodstock Office I LLC (Woodstock) with a $600,0000 capital contribution. Woodstock acquired an 11,250 square foot office building in Woodstock, Cherokee County, Georgia. Subsequent to the purchase of the office complex, Woodstock obtained a $570,000 mortgage payable on the property.

         In June 1997 the Company acquired a 100% interest in 8046 Roswell Road LLC (8046 Roswell) from Hunter Management Company in exchange for $323,000 in cash and the assumption of a $476,915 mortgage payable. 8046 Roswell owns an 8000 square foot office complex in Atlanta, Fulton County, Georgia.

         In September 1997 the Company acquired all of the outstanding shares of stock in Hunter in exchange for 10,000 shares of the Company's common stock. Hunter has a minority interest in and manages various properties owned by the Company's subsidiaries.

         Based on 1998 and future budgets and recent property valuations it appears the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

         In February 1998 the Company formed 920 Holcomb Bridge LLC (Holcomb) with a $300,000 capital contribution. Holcomb acquired a 14,500 square foot office building in Roswell, Fulton County, Georgia for $1,250,000. The purchase was financed in part with a $970,000 mortgage payable. At December 31, 1997 the Company had a $200,000 deposit in escrow pending the closing of this transaction.

         In 1997 the Company netted approximately $175,000 in cash from operations and received approximately $3,500,000 from investing activities principally from the Carriage and Compass sale. The Company utilized approximately $3,300,000 of this cash to repay notes and mortgages payables for a net increase in cash of approximately $375,000 for the year.

Results of Operations

   1997 versus 1996

           After expenses related to the transition mentioned above, for the year ended December 31, 1997, the Company realized net income of $134,795 compared to net income of $26,751 in 1996. Total revenue in 1997 was $2,041,621 versus $1,558,471 in 1996. This increase in revenue was primarily the result of the May 1997 sale of Carriage and Compass and the recognition of the $525,779 gain from sale.

         Total expenses for the year ended December 31, 1997 were $1,791,774 compared to $1,509,263 in 1996. The increase in expenses from 1997 to 1996 included the amortization of the remaining loan costs in the amount of approximately $196,000 for the Carriage and Compass mortgages.

         General and administrative expenses of $576,703 increased $123,672 over the 1996 level. This increase includes expenses attributable to the September 1997 acquisition of Hunter, increased Keyman and directors insurance and increased legal, professional and other expenses relating to the Company's disposition of its apartments and other investments.

         Depreciation and amortization of $372,026 increased $207,203 from 1996 primarily due to the amortization of the remaining loan costs in the amount of approximately $196,000 mentioned above.

         Interest expense increased $9,786 in 1997 due to the mortgages obtained or assumed on the 1997 acquisitions.

Year 2000 Conversion

         The Company does not believe that the year 2000 conversion will have a material adverse effect on the Company's operations.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The principal officers and directors of the Company are:

          Name                         Age   Office
          ----                         ---   ------
          Albert G. Schmerge, III      53    Chairman of the Board,
                                             Chief Executive Officer,
                                             President and Director

          Norman F. Swanton            59    Secretary and Director

          Martin D. Newman             59    Director

         All Directors are elected to three year terms.


Albert G. Schmerge III

         Prior to the formation of the Company, Mr. Schmerge was the sole general partner and Chief Executive Officer of AGS Properties. Mr. Schmerge began specializing in real estate investments and acquisitions in 1970. He combined several family owned and related businesses and co-founded AGS Properties in 1974 which operated in the acquisition, management and operation of many large real estate properties, primarily apartments, located throughout the United States. In addition, his experience includes syndication, mortgage financing and refinancing, construction, operations/management and purchase and sales of income and investment properties.

         Mr. Schmerge earned a Bachelor of Science degree from Villanova University, and a Masters of Business Administration from Iona Graduate School of Business. After several years in the electronics and satellite industry he entered the financial planning and real estate investment business with his father in 1968.

         Mr. Schmerge has been the President and CEO of the Company since 1991. Just prior to the formation of the Company, he was a general partner of AGS Properties, a well known and highly respected real estate owner/operator and had acted as the general partner as it grew in the 1970's and 1980's to participate and control more than 70 real estate partnerships and entities over the years. In his capacity as General Partner he was responsible for the acquisition, formation, financial structuring, financing and sale of several hundred million dollars worth of real estate, primarily suburban apartment developments and suburban office properties.

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

Martin D. Newman

         Mr. Newman currently is a partner in the law firm of Fromme, Schwartz, Newman & Cornicello LLP. His law expertise includes many aspects of real estate, corporate representation of public and private companies, particularly those engaged in the ownership, operation and management of real estate and securities representation of public, private and not-for profit entities generally as issuer's counsel, in connection with private placements and public offerings, including such matters arising under the Securities Exchange Act of 1934, periodic reporting requirements under said Act and other compliance matters. Previously, Mr. Newman was with the law firms of Ballon, Stoll, Bader and Nadler, PC and Wien Malkin & Bettex. He was also with the law firm of Chadbourne & Parke from 1968 to 1977 and a staff attorney with the U.S. Securities and Exchange Commission from 1963 to 1967.

         Mr Newman received a B.A. Degree from the University of Michigan in 1960 and a JD from Harvard Law School in 1963.

ITEM 10.  EXECUTIVE COMPENSATION

         In 1996, the Company amended the employment agreement and extended the term to June 30, 1999 with Albert G. Schmerge III, the Chairman of the Board, Chief Executive Officer, President and Director of the Company. The amended agreement calls for an annual base salary of $250,000 plus an annual bonus equal to 10% of the Company's net income in excess of a 10% return on shareholder equity. Salaries earned by Mr. Schmerge during 1997 amounted to $250,000.

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

         In 1997 the Company issued 8,230 common stock purchase warrants to the outside directors as a group which was equal to a 2% capitalization of the Company. Each warrant allows the purchase of one share of the Company's common stock at a price of $1 per share. The warrants are exercisable until July 31, 2001.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         (a) As of December 31, 1997, two persons owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock then outstanding.

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

        Name and Address of             Amount of          Percent
         Beneficial Owner          Beneficial Ownership   of Class
         ----------------          --------------------   --------
        Albert G. Schmerge III (1)       48,000           11.2953%
        Norman F. Swanton (2)             5,615(6)         1.3213%
        Cullen Associates (3)            31,808            7.4850%
        Judith F. Schmerge,
        as Trustee (4)                    3,533            0.8314%
        Martin D. Newman (5)              5,128(6)         1.2067%
        Officers and Directors
        as a Group (three people)        58,743(6)        13.8233%
        --------------------

(FOOTNOTES)

(1)  Mr. Schmerge is an Officer and Director of the Company.
(2)  Mr. Swanton is an Officer and Director of the Company.
(3) A partnership owned by the estate of Albert G. Schmerge III's father and his family.
(4) A grantor trust having as its trustee Judith F. Schmerge, the wife of Albert G. Schmerge, III, the Chairman & President of the Company, and as its beneficiaries, Judith F. Schmerge and her children.
(5)  Mr. Newman is a Director of the Company.
(6) Includes 8,230 common stock purchase warrants issued to the outside directors as a group in 1997. Each warrant allows the purchase of one share of the Company's common stock at a price of $1 per share. The warrants are exercisable until July 31, 2001.

         (c) There are no other arrangements which may at a subsequent date result in a compensatory change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Notes to Consolidated Financial Statements contained in this report for various transactions between the Company and its affiliates.

         (a)  No management person is indebted to the Company.

         (b) There have been no significant transactions with promoters.

                                     Part IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

             (1)(2) The financial statements indicated in Item 7, "Financial Statements".

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

              (e) Minutes of Board of Directors meeting                           *
                   January 15, 1993.

        *The exhibit was perviously included with the Form 10 filed in June, 1992 on the Form 10 KSB filed 1993 or 1994.

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

           (g) Settlement Agreement dated November 23, 1993                     *
               between Resource Capital Group, Inc. and
               Eastrich Multiple Investor Fund, L.P.

           (h) Operating agreement dated April 25, 1995 for                     *
               8050 Roswell Associates, LLC a Georgia
               Limited Liability Company

           (i) Operating agreement dated November 8, 1995                       *
                for 419 Crossville Associates, LLC a Georgia
               limited liability Company.

      (27) Financial Data Schedule (for SEC use only)

      28)  (a) Report on Form 8-K filed February 7, 1995                        *
               regarding the sale of Birches and Foxfire
               Apartments by AGS Partners MLP, L.P.

           (b) Report on Form 8-K originally filed on                           *
               November 21, 1995 and amended on January 23,
               1996 regarding the purchase of a 75%
               interest in 419 Crossville Associates, LLC
               in November, 1995

           (c) Report on Form 8-K filed May 27, 1997 regarding the sale of Carriage House and Compass Pointe Apartments.

       * The exhibit was previously included with the Form 10-KSB filed in 1994, 1995 or 1996.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        RESOURCE CAPITAL GROUP, INC.
                                        ----------------------------

                         By:/s/ Albert G. Schmerge III
                            --------------------------

                            Albert G. Schmerge III,
                            Chairman of the Board, Chief
                            Executive Officer President
                            and Director

                        Date:  March 27, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                      Date
---------                        -----                      ----
/s/Albert G. Schmerge III      Chairman of the Board,    March 27, 1998
-------------------------
Albert G. Schmerge III         Chief Executive Officer
                               President and Director

/s/Norman F. Swanton           Secretary-Treasurer       March 27, 1998
-------------------------      and Director
Norman F. Swanton

                          RESOURCE CAPITAL GROUP, INC.

                        Consolidated Financial Statements
                                 for year ended
                                December 31, 1997

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

Consolidated Statement of Cash Flows                                                                      F-6

Notes to Consolidated Financial Statements                                                                F-7

                          Independent Auditor's Report

To the Board of Directors
Resource Capital Group, Inc.

We have audited the accompanying consolidated balance sheet of Resource Capital Group, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Group, Inc. and Subsidiaries at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                    PANNELL KERR FORSTER PC

New York, NY
January 24, 1998, except for note 11 as to which the date is February 12, 1998.

                          RESOURCE CAPITAL GROUP, INC.

                           Consolidated Balance Sheet
                                December 31, 1997

                                     Assets

Cash and cash equivalents (note 2)                                                                       $  673,725

Investment in marketable equity securities (note 2)                                                          22,063

Investments in and receivables from partnerships (notes 2 and 3)                                          2,841,452

Real and personal property, at cost (notes 1, 2 and 4)
     Land                                                                              $  1,437,426
     Buildings and improvements                                                           2,937,581
     Furniture and equipment                                                                164,482
                                                                                       ------------
                                                                                          4,539,489
     Less accumulated depreciation                                                         (163,294)      4,376,195
                                                                                       ------------

Deferred costs - net of accumulated amortization of $9,810 (note 2)                                         114,270

Deposit on property acquisition (note 11)                                                                   200,000

Other assets                                                                                                130,136
                                                                                                         ----------
                                                                                                         $8,357,841
                                                                                                         ----------


                      Liabilities and Stockholders' Equity

Liabilities
     Note payable (note 10)                                                                              $   85,258
     Accounts payable                                                                                        16,110
     Accrued expenses
         Interest                                                                      $     22,620
         Payroll                                                                             84,405
         Professional fees                                                                   41,000
         Property taxes                                                                      19,534
         Other                                                                               17,132         184,691
                                                                                       ------------
     Security deposits                                                                                       34,262
     Mortgages payable (note 5)                                                                           2,972,354
     Deferred tax liability (note 8)                                                                        171,237
                                                                                                         ----------
                  Total liabilities                                                                       3,463,912

Commitments and contingencies (notes 4, 5 and 9)

Stockholders' equity
     Common stock - $.01 par value per share, authorized
      1,000,000 shares, issued 508,608 shares (note 6)                                        5,086
     Additional paid-in capital                                                           4,607,494
     Retained earnings                                                                      408,624
     Unrealized gain on investment (note 2)                                                   4,437
     Treasury stock, at cost, (note 6)                                                     (131,712)      4,893,929
                                                                                       ------------      ----------
                                                                                                         $8,357,841
                                                                                                         ----------


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Operations


                                                                                             Year Ended
                                                                                             December 31
                                                                                     --------------------------
                                                                                        1997             1996
                                                                                     ----------      ----------
Income
     Rental operations (notes 1 and 4)                                               $1,105,287      $1,059,962
     Equity in earnings of unconsolidated partnerships - net (note 3)                    64,986           1,181
     Management fees - affiliated entity (note 9)                                        91,593          60,000
     Interest - affiliated entity (notes 3 and 7)                                       212,581         212,581
     Gain on settlement of note - affiliated entity (note 7)                                 --         147,122
     Gain on sale of properties (note 4)                                                525,779              --
     Interest and other income                                                           41,395          77,625
                                                                                     ----------      ----------
                  Total income                                                        2,041,621       1,558,471
                                                                                     ----------      ----------

Expenses
     Rental operations (notes 1 and 4)                                                  496,646         554,796
     General and administrative                                                         576,703         453,031
     Interest (notes 5 and 10)                                                          346,399         336,613
     Depreciation and amortization (note 2)                                             372,026         164,823
                                                                                     ----------      ----------
                  Total expenses                                                      1,791,774       1,509,263
                                                                                     ----------      ----------

                  Income before minority share of income                                249,847          49,208

Minority share of income (note 1)                                                        15,586          14,373
                                                                                     ----------      ----------
                  Income before provision for income taxes                              234,261          34,835

Provision for income taxes (note 8)                                                      99,466           8,084
                                                                                     ----------      ----------
                  Net income                                                         $  134,795      $   26,751
                                                                                     ----------      ----------

Basic earnings per share (note 2)                                                    $      .33      $      .06
                                                                                     ----------      ----------

Weighted average shares outstanding (note 2)                                            410,060         415,246
                                                                                     ----------      ----------




See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                 Consolidated Statement of Stockholders' Equity
                   For Years Ended December 31, 1997 and 1996

                                                                                Unrealized
                                                         Additional               Gain                     Total
                                               Common     Paid-in    Retained   (Loss) on    Treasury   Stockholders'
                                               Stock      Capital    Earnings   Investment    Stock        Equity
                                              ------   ------------ ---------  ----------- ----------   -------------
Balance, December 31, 1995                    $4,986   $4,459,034   $247,078   $ (3,754)   $ (60,543)   $ 4,646,801

Net income for year ended December 31, 1996       --           --     26,751         --           --         26,751

Treasury stock acquired (note 6)                  --           --         --         --      (71,169)       (71,169)

Change in unrealized loss on investment           --           --         --     20,001           --         20,001
                                              ------   ----------   --------   --------    ---------    -----------

Balance, December 31, 1996                     4,986    4,459,034    273,829     16,247     (131,712)     4,622,384

Net income for year ended December 31, 1997       --           --    134,795         --           --        134,795

Issuance of warrants (note 6)                     --       24,690         --         --           --         24,690

Issuance of common stock (note 6)                100      123,770         --         --           --        123,870

Change in unrealized gain on investment           --           --         --    (11,810)          --        (11,810)
                                              ------   ----------   --------   --------    ---------    -----------

Balance, December 31, 1997                    $5,086   $4,607,494   $408,624   $  4,437    $(131,712)   $ 4,893,929
                                              ------   ----------   --------   --------    ---------    -----------



See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Cash Flows

                                                                                            Year Ended
                                                                                            December 31
                                                                                     ---------------------------
                                                                                         1997              1996
                                                                                     ----------      -----------
Cash flows from operating activities
     Net income                                                                     $   134,795     $    26,751
     Adjustments to reconcile net income to net cash provided (used)
      by operating activities
         Depreciation and amortization                                                  372,026         164,823
         Equity in loss of unconsolidated partnerships                                   33,317          83,763
         Minority share of income                                                        15,586          14,373
         Provision for deferred income taxes                                             89,630          12,616
         Gain of sale of properties                                                    (525,779)             --
         Issuance of stock warrants                                                      24,690              --
         Gain on settlement of note - affiliated entity                                      --        (147,122)
         Gain on sale of marketable equity securities                                   (18,521)             --
         Changes in certain other accounts, net of acquisitions
              Deferred costs and other assets                                           164,330          46,824
              Accounts payable                                                          (43,574)       (273,696)
              Accrued expenses                                                          (34,661)       (669,381)
              Receivables from partnerships                                                  --         225,000
              Security deposits                                                         (37,089)         16,190
                                                                                    -----------     -----------
                  Net cash provided (used) by operating activities                      174,750        (499,859)
                                                                                    -----------     -----------
Cash flows from investing activities
     Net advances to investees                                                         (155,451)       (197,500)
     Proceeds from sale of properties                                                 4,866,684              --
     Additions to real and personal property                                           (175,152)       (155,793)
     Purchase of subsidiaries                                                          (938,417)     (1,263,314)
     Proceeds from sale of marketable equity securities                                  89,024              --
     Deposit on purchase of property                                                   (200,000)             --
                                                                                    -----------     -----------
                  Net cash provided (used) by investing activities                    3,486,688      (1,616,607)
                                                                                    -----------     -----------
Cash flows from financing activities
     Repayment of mortgages payable                                                  (3,704,657)             --
     Proceeds from mortgage payable                                                     570,000       1,667,500
     Note amortization payments                                                         (70,570)        (54,852)
     Mortgage amortization payments                                                     (81,141)       (174,460)
     Purchase of treasury stock                                                              --         (71,169)
     Net distributions to minority interest                                                  --        (188,100)
                                                                                    -----------     -----------
                  Net cash provided (used) by financing activities                   (3,286,368)      1,178,919
                                                                                    -----------     -----------
                  Net increase (decrease) in cash and cash equivalents                  375,070        (937,547)
Cash and cash equivalents at beginning of year                                          298,655       1,236,202
                                                                                    -----------     -----------
Cash and cash equivalents at end of year                                            $   673,725     $   298,655
                                                                                    -----------     -----------

Supplemental disclosures of cash flow information
     Cash paid during the year for interest                                         $   370,022     $ 1,152,810
                                                                                    -----------     -----------
     Cash paid during the year for income taxes                                     $    17,267     $    83,989
                                                                                    -----------     -----------

Details of purchases in majority
 interest in subsidiaries
     Working capital                                                                $  (116,952)    $   593,868
     Real and personal property                                                      (1,422,250)     (3,777,353)
     Cost in excess of net liabilities acquired                                              --      (1,942,540)
     Mortgages payable                                                                  476,915       3,862,711
                                                                                    -----------     -----------
Consideration given for purchases of majority interest in subsidiaries               (1,062,287)     (1,263,314)
                                                                                    -----------     -----------
Cash                                                                                    938,417       1,263,314
Common stock                                                                            123,870              --
                                                                                    -----------     -----------
                                                                                    $ 1,062,287     $ 1,263,314
                                                                                    -----------     -----------


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 1997


Note 1 - Organization and description of business

Resource Capital Group, Inc. (the Company) was organized as a Delaware Corporation in November 1990 to become successor in interest of AGS Properties
(AGS) and assumed various general and limited partnership interest of AGS.

As of December 31, 1997, the Company's investments include:

     AGS PARTNERS MLP, LP (MLP), acquired from AGS in 1991 and owns apartment complexes in Nashville, Tennessee and Oklahoma City, Oklahoma.

     AGS MEADOW OAKS ASSOCIATES (MEADOW), acquired from AGS in 1991 and owns an apartment complex in Kansas City, Kansas.

     8050 ROSWELL ASSOCIATES LLC (8050 ROSWELL), acquired in 1995 and owns an office building in Fulton County, Georgia.

     419 CROSSVILLE ASSOCIATES LLC (CROSSVILLE), acquired in 1995 and owns an office building in Fulton County, Georgia.

     COLONIAL PARK COMMONS LLC (COLONIAL), acquired in 1996 and owns an office building in Fulton County, Georgia.

     MEGGAN LOT LLC (MEGGAN), AND HEIDE LOT LLC (HEIDE), acquired in 1996 and owns unimproved land surrounding the Colonial property in Fulton County, Georgia.

     8046 ROSWELL ROAD LLC (8046 ROSWELL), acquired in 1997 and owns an office complex in Fulton County, Georgia.

     WOODSTOCK OFFICE I, LLC (WOODSTOCK), acquired in 1997 and owns an office complex in Cherokee County, Georgia.

     HUNTER MANAGEMENT COMPANY (HUNTER), acquired in 1997 and owns the minority interest in various investees of the Company. Additionally, Hunter manages the properties owned by the Company's subsidiaries.

Note 2 - Significant accounting policies

Basis of Accounting

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 8050 Roswell, Crossville, Colonial, Meggan, Heide, 8046 Roswell, Woodstock and Hunter. All intercompany transactions and balances have been eliminated in consolidation.

Prior to the acquisition of Hunter in September 1997, the Company recorded a minority interest representing Hunters' share of the net assets and operations of certain subsidiaries.

In 1997 the properties owned by AGS Carriage House Associates (Carriage) and AGS Compass Point Associates (Compass) were sold and these Partnerships were dissolved. The Company had included the operations of these Partnerships in the consolidated financial statements from June 1, 1996 through the date of disposition. Prior to June 1, 1996 these Partnership were accounted for under the equity method. (See note 4)

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1997






The Company's general and limited partnership interests in both MLP and Meadow are accounted for under the equity method.

Use of estimates

The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived assets

Management evaluates the Company's long-lived assets, which consist primarily of its investments in real and personal property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount of a specific property, the assets will be written down to its fair value. No such write-downs were required in 1997 and 1996.

Disclosure about fair value of financial instruments

The carrying amount of the Company's cash and cash equivalents, receivables and mortgages and notes payable is a reasonable approximation of fair value.

Depreciation and amortization

Depreciation of real and personal property is being provided on straight-line and accelerated methods over estimated service lives ranging from 5 to 39 years.

Deferred mortgage costs are being amortized on a straight-line basis over the term of the respective mortgages. As a result of the sale of Carriage and Compass, deferred mortgage costs in the amount of $196,153, have been fully amortized and reflected in the 1997 consolidated statement of operations.

Income taxes

Deferred tax assets and liabilities are recognized for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred tax assets are reflected at their likely realizable amount.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks, money market funds which are available for current operations, and certificates of deposit with original maturities of three months or less. Substantially, all of the Company's cash and cash equivalents are maintained in a money market and an operating account on deposit with two separate banks. The Company has not experienced any losses on its cash deposits.

                          RESOURCE CAPITAL GROUP, INC.

                                December 31, 1997


Earnings per share

In 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS
128), Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The effects of the Company's 8,230 outstanding stock warrants (see note 6) did not have an effect on earnings per share and accordingly dilutive earnings per share has not been presented.

Investment in marketable equity securities

The Company's investment in marketable equity securities are classified as available for sale and accordingly are stated at fair value with the related unrealized gains and losses included as a separate component of stockholders' equity. The cost of the Company's available-for-sale securities is $17,626. Realized gains and losses on the sale of these investments are derived using the weighted average method for determining cost.

Reporting comprehensive income

Effective for year ended 1998, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" which was issued by the Financial Accounting Standards Board in June 1997. SFAS 130 requires a company to report comprehensive income and its components in a full set of financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources, such as unrealized gains (losses) on available-for-sale securities.

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

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

Note 3 - Investment in and receivables from partnerships

The balance at December 31, 1997 is summarized as follows:

               Notes receivable from MLP (a)                                        $ 1,983,501
               Accrued interest receivable on MLP notes (a)                              24,794
               Advances receivable from partnerships                                  1,197,130
               Accountability to partnerships (b)                                      (163,973)
                                                                                    -----------
                                                                                      3,041,452
               Valuation allowance (a)                                                 (200,000)
                                                                                    -----------
                                 Net                                                $ 2,841,452
                                                                                    -----------


a) In connection with the formation of both the Company and MLP in 1991, MLP issued various subordinated promissory notes to the Company which are secured mortgages and deeds of trust and require monthly payments of interest only at the rate of 15% per annum. The notes also require the payment of additional interest on the sale or refinancing of the mortgaged property equal to a thirty-five percent participation in the net proceeds as defined.

     A summary of remaining subordinated notes at December 31, 1997 is as follows:


                          Secured Asset                 Maturity Date
               ---------------------------------     -----------------------
               Aspen Walk Apartments                 December 1, 2005              $    325,554
               Rolling Hills Apartments              October 1, 2005                  1,657,947
                                                                                   ------------

                                                                                   $  1,983,501
                                                                                   ------------



     Based upon an evaluation of the Company's notes receivable from MLP, during 1995 management provided a $200,000 valuation allowance to reflect its estimate of their realizability.

b) As discussed in note 2, the Company's policy is to reflect its investments in unconsolidated partnerships on the equity method. The following is a summary of the Company's investments in (accountability to) Partnerships as of December 31, 1997:

             MLP
                  1% General partnership interest and
                  27.55% Limited partnership interest                                     $  (94,837)

             Meadow
                  2.55% General partnership interest and
                   43.10% Limited partnership interest (1)                                   (69,136)
                                                                                          ----------
                                                                                          $ (163,973)
                                                                                          ----------

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

Equity in earnings (loss) of Partnership investments for the years ended December 31, 1997 and 1996 are as follows:

                                                                                  1997              1996
                                                                              -----------        -----------
                 MLP                                                          $  (28,211)         $  (60,232)
                 Meadow (1)                                                       (5,106)             (9,245)
                 Carriage (2)                                                         --              (6,806)
                 Compass (2)                                                          --              (7,480)
                                                                              ----------          ----------
                              Sub-total                                          (33,317)            (83,763)
                 Elimination of interest on notes payable and
                 management fees to the Company                                   98,303              84,944
                                                                              ----------          ----------
                              Total                                           $   64,986          $    1,181
                                                                              ----------          ----------



     (1) As discussed in note 2, the Company does not reflect its equity in losses of limited partnership interest when such losses are in excess of the Company's investment and advances. Unrecorded losses in Meadow aggregated $1,168,539 at December 31, 1997.

     (2) The Company accounted for its 5% general partnership investment in Carriage and Compass on the equity method through May 1996. Effective June 1996, the operations of both Carriage and Compass were included in the consolidated financial statements of the Company. During 1997, both Carriage and Compass properties were sold (see note 4).

Summarized financial information of the Company's investments in unconsolidated partnerships as of and for the year ended December 31, 1997 are as follows:

                                                                                  MLP               Meadow
                                                                              -----------         -----------
                 Real and personal property - net                             $ 2,054,746         $ 2,657,311
                 Other assets                                                     413,435             482,267
                                                                              -----------         -----------
                                   Total assets                                 2,468,181           3,139,578
                                                                              -----------         -----------

                 Mortgages and accrued interest payable (A)                     5,505,902           8,631,960
                 Notes payable, accrued interest and advances
                  to Resource Capital Group, Inc.                               3,178,973                  --
                 Other liabilities                                                358,072             220,646
                                                                              -----------         -----------
                                   Total liabilities                            9,042,947           8,852,606
                                                                              -----------         -----------

                 Equity (deficit)                                              (6,574,766)         (5,713,028)
                                                                              -----------         -----------
                 Revenues                                                       2,472,354           1,452,622
                                                                              -----------         -----------
                 Net (loss)                                                   $   (98,810)        $  (274,239)
                                                                              -----------         -----------



(A) The partners, including the Company, are not personally liable for the mortgages encumbering the real property.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

Note 4 -  Property acquisitions and dispositions

1997 Acquisitions

In June 1997 the Company formed Woodstock (see note 1) with a $600,000 capital contribution. Woodstock simultaneously acquired an 11,250 square foot office building located in Cherokee County, Georgia for $600,000. Subsequent to the purchase of the office complex, Woodstock obtained a $570,000 mortgage payable on the property.

In June 1997 the Company acquired a 100% interest in 8046 Roswell Road LLC (8046 Roswell) from Hunter (see note 1) in exchange for $323,000 in cash and the assumption of a $476,915 mortgage payable. 8046 Roswell owns an 8,000 square foot office complex in Fulton County, Georgia.

In September 1997 the Company acquired all of the outstanding shares of stock in Hunter (see note 1) in exchange for 10,000 shares of the Company's common stock in a business combination accounted for under the purchase method. Hunter has a minority interest in and, manages various properties owned by the Company's subsidiaries. The net assets of Hunter were acquired at their net book value of $123,870, which approximated their fair value.

1997 Dispositions

In May 1997 the properties owned by Carriage and Compass, entities in which the Company held a 99% interest, were sold for $4,866,684. As a result of these sales the Company realized a gain in the amount of $525,779. Operating results of these entities, exclusive of the $525,779 gain, included in the accompanying 1997 statement of operations are as follows:

                    Income from rental operations       $  468,257
                                                        ----------
                    Expenses
                       Rental operations                   297,336
                       Interest                            134,192
                       Depreciation and amortization       269,007
                                                        ----------
                                                        $  700,535
                                                        ----------



1996 Acquisitions

In September 1996 Colonial (see note 1) was formed and capitalized with a $300,000 contribution of which $297,000 was funded by the Company, while the remaining $3,000 was funded by Hunter. Colonial then acquired an 18,387 square foot office building located in Fulton County, Georgia for $1,010,000. The purchase was financed in part, with a $787,500 mortgage payable. Additionally, in September 1996, Meggan and Heide (see note 1) were also formed and a $100,000 capital contribution was made into each; of which $99,000 was funded by the Company with the remaining $1,000 funded by Hunter. Meggan and Heide each paid $100,000 to acquire approximately .8 acres of land surrounding the Colonial property in Fulton County, Georgia.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

Prior to June 1996, the Company had a 5% general partnership interest in Carriage and Compass (see note 2), Mississippi limited partnerships which each owned and operated residential apartment complexes. During May and June 1996, the Company paid $39,325 to 74% of the limited partners of Carriage and 91% of the limited partners of Compass in exchange for their partnership units. The remaining limited partners forfeited their interests pursuant to the terms of the respective partnership agreements. The Carriage and Compass Partnerships do not intend to allocate any profits or losses or make distributions to the partners who forfeited their interests. Additionally, in 1996, the Company made capital contributions aggregating $802,465 into Carriage and Compass to fund the accrued and unpaid debt service payments. As a result of the acquisition of a majority of the limited partner interests and the forfeiture of the remaining limited partner interests, effective June 1, 1996 the Company effectively owned 99% (5% general partner interest and a 94% limited partner interest) of each of Carriage and Compass. The remaining 1% was owned by Hunter. Accordingly, effective June 1, 1996 the operations of Carriage and Compass were consolidated in the accompanying financial statements. In connection therewith, the Company had recorded in consolidation approximately $1,943,000 of excess cost over the underlying equity in Carriage and Compass Partnerships, and has allocated the excess to real and personal property.

The following summarized unaudited pro forma results of operations for the year ended December 31, 1997 assume each of the three 1997 acquisitions occurred on January 1, 1997.

                    Total income                                                $   2,353,513
                                                                                -------------

                    Net income                                                        155,006
                                                                                -------------

                    Basic earnings per share                                    $         .38
                                                                                -------------

Note 5 - Mortgages payable

The mortgages payable as of December 31, 1997 consist of the following:

     8050 Roswell - The mortgage payable bears interest at 9.53% per annum and matures in July 2010. The terms of the mortgage require that monthly payments of $3,766 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts every five years, commencing on July 1, 2000 and is computed as 325 basis points over the average yield on U.S. Treasury securities, as
     defined.                                                                   $     330,734

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

         Crossville - The mortgage payable bears interest at 8.8% per annum and matures in June 2011. The terms of the mortgage require monthly payments of $8,821 be applied first to interest with the balance to reduction of principal. Interest on this loan adjusts every five years and is computed as 325 basis points over the average yield on
         U.S. Treasury securities, as defined. (a)                                                        836,479

         Colonial - The mortgage payable bears interest at 9.375% per annum and matures in October 2006. The terms of the mortgage require monthly payments of $7,276 be applied first to interest with the balance to reduction of principal. Interest on this loan adjusts on October 1,
         2001 and is computed as 300 basis points over the average yield on
         U.S. Treasury securities, as defined.                                                            770,877

         8046 Roswell - The mortgage payable bears interest at 7.00% per annum and matures on June 1, 2009. The terms of the mortgage require monthly payments of $4,866 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts on June 1, 1998 to 8.00% and again on June 1, 2002 and is computed as 300 basis points
         over the average yield on U.S. Treasury securities, as defined.                                  464,264

         Woodstock - The mortgage payable bears interest at 9.31% per annum and matures in December 2017. The terms of the mortgage require monthly payments of $5,243 be applied first to interest with the balance to reduction of principal. Interest on this loan adjusts every five years, commencing on December 1, 2002 and is computed as
         300 basis points over the average yield on U.S. Treasury                                         570,000
         securities, as defined.                                                                       ----------

                                                                                                       $2,972,354
                                                                                                       ----------

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

(a) On January 9, 1998 Crossville refinanced its mortgage payable for $1,100,000. The new mortgage payable bears interest at 7.75% per annum and matures in January 2008. The terms of the mortgage require monthly payments of $8,693 be applied first to interest with the balance to reduction of principal. In addition, non-interest bearing escrow deposits equal to one twelve of the anticipated annual tax assessments are required. Furthermore, the terms of the new mortgage includes prepayment penalties, as defined.

A schedule of future amortization payments, inclusive of the new Crossville mortgage, at December 31, 1997 follows:

                            1998                       $   82,550
                            1999                           92,447
                            2000                          100,740
                            2001                          109,784
                            2002                          119,648
                            Thereafter                  2,730,706
                                                       ----------
                                                       $3,235,875
                                                       ----------


A majority of the mortgage notes payable have been guaranteed by the Company.

Note 6 - Stockholders' equity

During 1997, the Company issued 10,000 shares of common stock in exchange for all of the common stock in Hunter (see notes 1 and 4). The net assets of Hunter amounted to $123,870, of which $123,770 was allocated to additional paid-in capital with the remaining $100 being allocated to common stock at par value.

During 1997, the Company issued 8,230 common stock purchase warrants valued at $24,690 to two members of the Board of Directors. Each warrant allows the purchase of one share of the Company's common stock at a price of $1 per share. The warrants are exercisable until July 31, 2001. At December 31, 1997, none of these warrants have been exercised.

The Company had entered into a stock option agreement with its President which allowed the purchase of 108,356 shares of the Company's common stock at a price of $10 per share. These options were exercisable for up to 20% of the option shares each year over a five-year term. All of these options expired, unexercised, on June 30, 1997.

During 1996, the Company acquired as treasury stock 22,555 shares for $71,169. At December 31, 1997, the Company has 91,882 shares of treasury stock.

Note 7 - Mortgage note receivable - affiliated entity

During 1996, the Company entered into a settlement agreement whereby it received $147,122 in 1997, in full satisfaction of a mortgage note receivable from MLP. The Company had placed a valuation allowance on the entire note receivable in 1994, and accordingly has reflected the $147,122 as revenue in the accompanying 1996 statement of operations.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

Note 8 - Income taxes

The provision for (benefit of) income taxes for the years ended December 31, 1997 and 1996 is as follows:

                                                                           1997         1996
                                                                         --------    ---------
                       Current
                            Federal                                      $    569    $ (25,521)
                            State                                           9,267       20,989
                                                                         --------    ---------
                                                                            9,836       (4,532)
                                                                         --------    ---------
                       Deferred                                            89,630       12,616
                                                                         --------    ---------
                                                                         $ 99,466    $   8,084
                                                                         --------    ---------



The difference between the total tax provision and that obtained by applying the statutory rate is as follows:

                                                                           1997         1996
                                                                         --------    ---------
                       Tax provision at statutory rate                   $ 79,649    $  11,844
                       State taxes and other                               19,817       (3,760)
                                                                         --------    ---------
                                      Provision for income taxes         $ 99,466    $   8,084
                                                                         --------    ---------



A summary of the net deferred income tax (liability) by source at December 31, 1997 is as follows:

Deferred tax asset
     Incentive stock compensation                                                    $  19,720
     Discounted note payable                                                            28,988
     Notes receivable                                                                   68,000
     Tax credit carryforward                                                            50,000
     Stock warrants                                                                      8,395
                                                                                     ---------
                  Subtotal                                                             175,103
     Valuation allowance                                                                    --
                                                                                     ---------
                  Total                                                                175,103
Deferred tax liability

     Basis in Partnership investments                                                 (346,340)
                                                                                     ---------
                  Net deferred tax (liability)                                       $(171,237)
                                                                                     ---------



The Company accounts for certain items differently for income tax purposes as compared to financial reporting purposes (see note 2). In 1997, the Company utilized all of its available operating loss carryforwards and, in 1996 the Company had a tax loss which was carried back to prior years.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

Note 9 - Commitments

a.  Employment agreement

Effective July 1, 1996, the Company amended the employment agreement with its President and extended the term to June 30, 1999. The amended agreement calls for an annual base salary of $250,000 plus an annual bonus based on the Company's net income, as defined.

b.  Management agreements

The real estate operations of the Company's majority owned subsidiaries and equity investees are managed by Hunter (see note 1) under an agreement which provides for fees equal to 5% of revenue as defined. Prior to the acquisition of Hunter in 1997, the Company had been assisting Hunter in the management of certain properties. Management fees earned by the Company for its assisting Hunter and, fees earned by Hunter from the Company's equity investees subsequent to the Company's acquisition of Hunter amounted to $91,593 in 1997 and $60,000 in 1996. Expenses incurred by the Company's subsidiaries for management fees prior the acquisition of Hunter amounted to $45,929 in 1997 and $52,955 in 1996 and are included in rental operations expense in the accompanying consolidated statement of operations.

c.  Operating leases

8050 Roswell, Crossville, Colonial, 8046 Roswell and Woodstock each lease their office space under operating lease agreements expiring in various years through 2002. Future minimum annual rents to be received under operating leases currently in effect are as follows:

                            1998                     $  669,732
                            1999                        532,751
                            2000                        336,000
                            2001                        202,045
                            2002                         97,446
                            Thereafter                       --
                                                     ----------
                                                     $1,837,974
                                                     ----------



Included in rental revenue in 1997 and 1996 is $9,070 and $7,674, respectively, from Hunter, which leases office space in the Company's Crossville property. Rental revenue of Hunter subsequent to it being acquired by the Company eliminates in consolidation.

d.  Consulting fees

The Company has entered into a consulting agreement with a member of its Board of Directors which provides for annual fees of $20,000.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

Note 10 - Note payable

The Company issued a promissory note in favor of its former Executive Vice President as a settlement of the termination of his employment agreement in 1993. The terms of the agreement provide for monthly payments over a six year period ending December 1998.

Note 11 - Subsequent event - property acquisition

On February 12, 1998 the Company purchased an office building located at 920 Holcomb Bridge Road in Fulton County, Georgia for $1,250,000. The purchase price was funded with a $970,000 mortgage, $200,000 cash which was placed in escrow during 1997, and $80,000 paid at closing.