Form 10QSB
period 1998-03-31
RESOURCE CAPITAL GROUP INC
filed 1998-05-15
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from              to
                               ------------    ------------

Commission File Number 0-20272
                       -------

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


419 Crossville Road  Suite 204  Roswell, Georgia                   30075
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.           X Yes |_| No




As of March 31, 1998, 416,726 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          RESOURCE CAPITAL GROUP, INC.



                                                                                     Page
                                                                                     Number
                                                                                     ------
Part I.  Financial Information
         Item 1.    Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheet - March 31, 1998
                      and December 31, 1997                                             3

                    Consolidated Statement of Operations - For the
                      Three Months Ended March 31, 1998 and 1997                        4

                    Consolidated Statement of Cash Flows - For the
                      Three Months Ended March 31, 1998 and 1997                        5

                    Notes to Consolidated Financial Statements                          6

         Item 2.    Management's Discussion and Analysis or
                     Plan of Operation                                                  8

Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                                   12

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

a)  Consolidated Balance Sheet


                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                       MARCH 31,         DECEMBER 31,
                                                                         1998                1997
                                                                     -------------       ------------
Cash and cash equivalents                                                  711,153       $    673,725
Investment in marketable equity securities-at market                        25,000             22,063
Deposit on property acquisition                                                               200,000
Investments in and receivables from partnerships                         2,895,189          2,841,452
Real and personal property, at cost
   Land                                                                  1,771,010          1,437,426
   Buildings and improvements                                            3,849,335          2,937,581
   Furniture and equipment                                                 191,161            164,482
                                                                     -------------       ------------
                                                                         5,811,506          4,539,489
   Less accumulated depreciation                                          (195,952)          (163,294)
                                                                     -------------       ------------
                                                                         5,615,554          4,376,195

Deferred charges-net of accumulated amortization                           132,691            114,270
Other assets                                                               165,035            130,136
                                                                     -------------       ------------
                                                                     $   9,544,622       $  8,357,841
                                                                     =============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Note payable                                                       $      63,931       $     85,258
   Accounts payable                                                         47,797             16,110
   Accrued expenses
     Interest                                                               30,484             22,620
     Payroll                                                                24,755             84,405
     Professional fees                                                      14,250             41,000
     Property taxes                                                         33,817             19,534
     Other                                                                  40,766             17,132
                                                                     -------------       ------------
                                                                           144,072            184,691

   Security deposits                                                        43,604             34,262
   Mortgages payable                                                     4,187,900          2,972,354
   Deferred tax liability                                                  167,570            171,237
                                                                     -------------       ------------

                    Total Liabilities                                    4,654,874          3,463,912

Stockholders' equity
 Common stock - authorized 1,000,000 shares
  $.01 par value per share, issued 508,608 shares                            5,086              5,086
  Additional paid-in capital                                             4,607,494          4,607,494
  Retained earnings                                                        401,506            408,624
 Treasury stock, at cost, 91,882 shares                                   (131,712)          (131,712)
 Unrealized gain on investment                                               7,374              4,437
                                                                     -------------       ------------
                    Total Stockholders' Equity                           4,889,748          4,893,929
                                                                     -------------       ------------
                                                                     $   9,544,622       $  8,357,841
                                                                     =============       ============


See notes to consolidated financial statements

b)  Consolidated Statement of Operations


                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  1998            1997
                                                                               ----------      ----------
Income
  Rental operations                                                            $  218,437      $  444,134
  Interest - affiliated entity                                                     53,145          53,145
  Equity in earnings (loss) of
    unconsolidated partnerships                                                    11,526          12,613
  Management fees - affiliated entity                                              39,168          15,000
  Interest - investments                                                           10,193           2,108
  Gain on sale of marketable equity securities                                                     18,521
  Other income                                                                      3,709             419
                                                                               ----------      ----------

    Total Income                                                                  336,178         545,940
                                                                               ----------      ----------



Expenses
  Rental operations                                                                45,767         211,407
  General and administrative                                                      163,636         130,733
  Interest                                                                         80,469         138,506
  Depreciation and amortization                                                    57,091          71,964
                                                                               ----------      ----------

    Total Expenses                                                                346,963         552,610
                                                                               ----------      ----------

(Loss) before minority share of (income)                                          (10,785)         (6,670)

Minority share of (income)                                                                         (4,279)
                                                                               ----------      ----------

(Loss) before income taxes                                                        (10,785)        (10,949)

Benefit of income taxes                                                             3,667           3,723
                                                                               ----------      ----------

Net (loss)                                                                     $   (7,118)     $   (7,226)
                                                                               ==========      ==========

Basic earnings (loss) per share                                                $    (0.02)     $    (0.02)
                                                                               ==========      ==========

Weighted average shares outstanding                                               416,726         406,726
                                                                               ==========      ==========


See notes to consolidated financial statements

b)  Consolidated Statement of Cash Flows


                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               --------------------------
                                                                                  1998            1997
                                                                               ----------      ----------
Cash flows from operating activities
  Net (loss)                                                                   $   (7,118)     $   (7,226)
  Adjustments to reconcile net (loss) to net
   cash provided (used) by operating activites
     Depreciation and amortization                                                 57,091          71,964
     Equity in (earnings) loss of unconsolidated partnerships                     (11,526)        (12,613)
     Minority share of income (loss)                                                                4,279
     Provision for deferred income taxes                                           (3,667)         (3,723)
     Gain on sale of marketable equity securities                                                 (18,521)
     Issuance of stock warrants                                                                    24,690
     Changes in certain other accounts
       Deferred charges and other assets                                          (56,517)        200,986
       Accounts payable                                                            31,687           7,342
       Accrued expenses                                                           (40,619)        (88,191)
       Security deposit                                                             9,342          (7,719)
                                                                               ----------      ----------
         Net cash provided (used) by operating activities                         (21,327)        171,268
                                                                               ----------      ----------

Cash flows from investing activities
  Additions to real and personal property                                          (9,850)        (33,185)
  Deposits receivable                                                             200,000         (66,750)
  Purchase of subsidiaries                                                     (1,262,167)
  Repayments from (advances to) affiliated entity, net                            (63,447)          5,000
  Receipt from sale of marketable equity securities                                                89,024
                                                                               ----------      ----------
  Net cash (used) by investing activities                                      (1,135,464)         (5,911)
                                                                               ----------      ----------

Cash flows from financing activities
  Repayment of mortgage payable                                                  (836,479)
  Proceeds of mortgages payable                                                 2,070,000
  Mortgage amortization payments                                                  (17,975)        (20,936)
  Payments on note payable                                                        (21,327)        (17,248)
  Contribution from minority interest                                                                  50
                                                                               ----------      ----------
    Net cash provided (used) by financing activities                            1,194,219         (38,134)
                                                                               ----------      ----------

  Net increase in cash and cash equivalents                                        37,428         127,223

Cash and cash equivalents at beginning of period                                  673,725         298,655
                                                                               ----------      ----------

Cash and cash equivalents at end of period                                     $  711,153      $  425,878
                                                                               ==========      ==========


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Note 2 Summary of significant accounting policies

Principals of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its subsidiaries: 8050 Roswell Associates, LLC, (Roswell); 419 Crossville Associates, LLC (Crossville); Colonial Park Commons LLC, (Colonial); Heide Lot, LLC (Heide); Meggan Lot, LLC (Meggan);8046 Roswell Road, LLC (8046); Woodstock Office One, LLC (Woodstock); 920 Holcomb Bridge, LLC (Holcomb) and Hunter Management Company. Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 Acquisition of properties

In February 1998 920 Holcomb Bridge, LLC ( Holcomb) was formed and capitalized with a $280,000 cash contribution, which was funded by the Company for a one hundred percent interest. Holcomb acquired a 14,500 square foot office building located in Roswell, Fulton County, Georgia for $1,250,000 which was partially funded with a $970,000 mortgage payable. The mortgage bears interest at 8.5% per annum and matures in March, 2018. The terms of the mortgage require monthly payments of $8,418 be applied first to interest with the balance to reduction of principal.

In May, 1998 the Company submitted an earnest money deposit in the amount of $25,000 for the purchase of the Montclair I Building for $1,175,000. This property is located in Birmingham, Alabama and consists of a 22,248 square foot office building.

Note 4 Earnings per share

Net earnings per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock warrants is not significant and is therefore excluded from the calculation.

Note 5 Investments in and receivables from partnerships

In April 1998 MLP sold the Rolling Hills Apartments for a sales price of $7,544,000. The Company received approximately $2,300,000 in proceeds from the sale including the principal balance of the $1,657,947 note receivable from MLP and the repayment of a portion of the advances to MLP.

The Company owns a 2.55% general partner interest and a 43.10% limited partner interest in AGS Meadow Oaks Associates (Meadow) which owns a 345 unit apartment property located in Kansas City, Kansas.

Management has determined that its interest in Meadow is of little or no value. The Company is currently negotiating with the mortgage holder to acquire their mortgage at a discount. If the Company is unsuccessful in its attempt to acquire the note, management may decide to dispose of its interest in Meadow.

At December 31, 1997 the Company's tax basis in Meadow is a negative $1,168,000. Therefore, if the Company disposes of its interest in Meadow it anticipates that it will result in a substantial tax liability to the Company.

If management decides to dispose of this holding, it intends to establish a reserve account for this liability. The Company's current cash balances are more than sufficient to create this reserve.

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

As of March 31, 1998, the Company had cash reserves of $711,153. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

For the three months ended March 31, 1998 the Company received $74,381 in interest income from MLP. During the same period advances to MLP increased by $63,447 to help it finance major capital improvements to its Rolling Hills property. MLP plans to continue to make major capital improvements to its remaining property, Aspen Walk Apartments, in an attempt to maximize the resale value of the property.

The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the MLP properties. In April 1998 MLP sold Rolling Hills Apartments for a sales price of $7,544,000. The Company received approximately $2,300,000 in proceeds from the sale, with the repayment of the $1,657,947 note receivable from MLP and the repayment of a portion of the advances receivable from MLP.

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

In this regard, the Company has developed a concept it calls "Smart Space". The "Smart Space" concept includes the subdividing, upgrading, and prefinishing office space into 500 to 2500 square foot ready to occupy suites. The upgraded suites generally command higher rental rates because they generally include the addition of private interior bathrooms, mini kitchens, sheetrock ceilings, recessed lighting, crown moldings, chair rails, upgraded carpets and finishes in traditional colors. The concept also includes individually metering each suite for utilities with the tenants generally paying for their own utilities and janitorial services.

The Company acquires buildings for the purpose of converting them to "Smart Space" suites. Early results indicate that the Company can operate "Smart Space" buildings more profitably than conventional office buildings. Conceptually, once space has been converted to a "Smart Space" unit the Company will not be required to move walls or reconfigure the space again cutting down on turnover time and saving on build-out expenses which historically have been the largest costs of operating office buildings. In addition, leases are generally written with the tenants paying for their own utilities and janitorial expenses further reducing the costs to operate the properties. All buildings are managed, leased and maintained from a central off site location.

As a result of the Company's recent success in this niche market, mortgage financing has been offered to the Company from various sources including a small insurance company and local and regional banks. With mortgage financing available the Company intends to expand into other neighboring southeast markets.

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

In February 1998, 920 Holcomb Bridge, LLC (Holcomb) was formed and capitalized with a $280,000 cash contribution, which was funded by the Company for a one hundred percent interest. Holcomb acquired a 14,500 square foot office building located in Roswell, Fulton County, Georgia for $1,250,000 which was partially funded with a $970,000 mortgage payable. The mortgage bears interest at 8.5% per annum and matures in March, 2018. The terms of the mortgage require monthly payments of $8,418 be applied first to interest with the balance to reduction of principal.

Based on 1998 and future budgets and recent property valuations it appears the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

In May 1998, the Company submitted an earnest money deposit in the amount of $25,000 for the purchase of a 22,248 square foot office building located in Birmingham, Alabama for $1,175,000 in an all cash transaction. Proceeds from the sale of Rolling Hills Apartments by MLP will be utilized to close this transaction.

For the three months ended March 31, 1998 the Company utilized $21,327 for operations and received $1,194,219 from the net proceeds of mortgages payable and utilized $1,135,464 principally for the acquisition of Holcomb for a net increase in cash of $37,428 for the period.

Results of Operations

After expenses related to the transition mentioned above, for the three months ended March 31, 1998 the Company realized a net loss of $7,118 compared to a net loss of $7,226 for the same period in 1997.

Total revenue for the three months ended March 31, 1998 was $336,178 versus $545,940 in 1997. Rental income decreased primarily due to the Carriage House and Compass Pointe sale in May 1997. The Company recognized a gain of $18,521 from the sale of marketable equity securities for the three months ended March 31, 1997. Management fee income increased $24,168 due to the September 1997 acquisition of Hunter Management Company.

Total expenses for the three months ended March 31, 1998 were $346,963 compared to $552,610 for the same period in 1997. This decrease in expenses was the result, in part, of the May 1997 disposition of Carriage House and Compass Pointe Apartments. Rental operating expenses decreased by $165,640 as a result of this disposition.

General and administrative expenses for the three months ended March 31, 1998 of $163,636 increased $32,903 from the same period last year. The increase is attributable to the September 1997 acquisition of Hunter, increased Keyman and directors insurance and increased legal, professional and other expenses relating to the Company's disposition of its apartments and other investments.

Depreciation and amortization of $57,091 for the three months ended March 31, 1998 decreased $14,873 from the same period in 1997 primarily due to the dispositions mentioned above.

Interest expense decreased $58,037 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 due to the mortgages repaid on the May 1997 disposition of Carriage House and Compass Pointe Apartments.

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

                                        Resource Capital Group, Inc.
                                             (Registrant)

                                        By: /s/Albert G. Schmerge III
                                           -------------------------------------

                                           Albert G. Schmerge III
                                           President, CEO and
                                           Chairman of the Board

                                        Date:  May 14, 1998