Form 10QSB
period 1998-06-30
RESOURCE CAPITAL GROUP INC
filed 1998-08-14
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------
                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number 0-20272
                       -------
                          RESOURCE CAPITAL GROUP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                     13-3617377
-------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)


419 Crossville Road, Suite 204  Roswell, GA         30075
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1998, 416,726 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          RESOURCE CAPITAL GROUP, INC.




Part I. Financial Information                                           Page
                                                                       Number
                                                                       ------
     Item 1.   Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheet - June 30, 1998
               and December 31, 1997                                     3

               Consolidated Statement of Operations - For the
               Three Months and Six Months Ended June 30,
               1998 and 1997                                             4

               Consolidated Statement of Cash Flows - For the
               Six Months Ended June 30, 1998 and 1997                   5

               Notes to Consolidated Financial Statements                6

     Item 2.   Management's Discussion and Analysis or
               Plan of Operation                                         9

Part II. Other Information

     Item 6.   Exhibits and Reports on Form 8-K                         13

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                              JUNE 30,                DECEMBER 31,
                                                                                                1998                      1997
                                                                                            ------------              -------------
                                     ASSETS

Cash and cash equivalents                                                                   $  2,861,282              $    673,725
Investment in marketable equity securities-at market                                              23,406                    22,063
Deposit on property acquisition                                                                   50,000                   200,000
Investments in and receivables from partnerships                                               1,172,434                 2,841,452
Real and personal property, at cost
     Land                                                                                      1,774,332                 1,437,426
     Buildings and improvements                                                                3,881,809                 2,937,581
     Furniture and equipment                                                                     198,496                   164,482
                                                                                            ------------              ------------
                                                                                               5,854,637                 4,539,489
     Less accumulated depreciation                                                              (232,681)                 (163,294)
                                                                                            ------------              ------------
                                                                                               5,621,956                 4,376,195
Deferred charges-net of accumulated amortization                                                 130,650                   114,270
Other assets                                                                                     149,592                   130,136
                                                                                            ------------              ------------
                                                                                            $ 10,009,320              $  8,357,841
                                                                                            ============              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Note payable                                                                             $     42,282              $     85,258
    Accounts payable                                                                              53,966                    16,110
    Accrued expenses
       Interest                                                                                   30,375                    22,620
       Payroll                                                                                    19,472                    84,405
       Professional fees                                                                          25,500                    41,000
       Taxes                                                                                     176,770                    19,534
       Other                                                                                      12,212                    17,132
                                                                                            ------------              ------------
                                                                                                 264,329                   184,691

       Security deposits                                                                          46,009                    34,262
       Mortgages payable                                                                       4,161,852                 2,972,354
       Deferred tax liability                                                                    207,142                   171,237
                                                                                            ------------              ------------
                    Total Liabilities                                                          4,775,580                 3,463,912

Commitments and contingencies


Stockholders' equity
 Common stock - authorized 1,000,000 shares
   $.01 par value per share, issued 508,608 shares                                                 5,086                     5,086
   Additional paid-in capital                                                                  4,607,494                 4,607,494
   Retained earnings                                                                             747,092                   408,624
Treasury stock, at cost, 91,882 shares                                                          (131,712)                 (131,712)
  Unrealized gain on investment                                                                    5,780                     4,437
                                                                                            ------------              ------------
                  Total Stockholders' Equity                                                   5,233,740                 4,893,929
                                                                                            ------------              ------------
                                                                                            $ 10,009,320              $  8,357,841
                                                                                            ============              ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                                ---------------------------         -------------------------------
                                                                  1998              1997               1998                 1997
                                                                ---------         ---------         -----------         -----------
Income
  Rental operations                                             $ 241,204         $ 291,245         $   459,641         $   735,379
  Interest - affiliated entity                                    309,397            53,146             362,542             106,291
  Equity in earnings of
     unconsolidated partnerships                                  321,855            25,272             333,381              37,885
  Management fees - affiliated entity                              27,488            13,000              66,656              28,000
  Interest - investments                                           26,932             6,952              37,125               9,060
  Gain on sale of marketable equity securities                                                                               18,521
  Gain on sale of property                                                          525,779                                 525,779
  Other income                                                      3,007             3,091               6,716               3,510
                                                                ---------         ---------         -----------         -----------

     Total Income                                                 929,883           918,485           1,266,061           1,464,425
                                                                ---------         ---------         -----------         -----------


Expenses
  Rental operations                                                66,754           158,941             112,521             370,348
  General and administrative                                      210,054           137,682             373,690             268,415
  Interest                                                         89,788            90,769             170,257             229,275
  Depreciation and amortization                                    39,671           238,721              96,762             310,685
                                                                ---------         ---------         -----------         -----------

     Total Expenses                                               406,267           626,113             753,230           1,178,723
                                                                ---------         ---------         -----------         -----------

Income before minority share of income                            523,616           292,372             512,831             285,702

Minority share of income                                                             (8,152)                                (12,431)
                                                                ---------         ---------         -----------         -----------

Income before income taxes                                        523,616           284,220             512,831             273,271

Provision for income taxes                                       (178,030)          (96,635)           (174,363)            (92,912)
                                                                ---------         ---------         -----------         -----------

Net income                                                      $ 345,586         $ 187,585         $   338,468         $   180,359
                                                                =========         =========         ===========         ===========

Basic earnings per share                                        $     .83         $     .46         $       .81         $       .44
                                                                =========         =========         ===========         ===========

Weighted average shares outstanding                               416,726           406,726             416,726             406,726
                                                                =========         =========         ===========         ===========


See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                                         SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                               ------------------------------------
                                                                                                  1998                      1997
                                                                                               -----------              -----------
Cash flows from operating activities
   Net Income                                                                                  $   338,468              $   180,359
   Adjustments to reconcile net income to net
    cash provided by operating activities
        Depreciation and amortization                                                               96,762                  310,685
        Equity in earnings of unconsolidated partnerships                                         (333,381)                 (37,885)
        Gain on sale of property                                                                                           (525,779)
        Minority share of income                                                                                             12,431
        Provision for deferred income taxes                                                         35,905                   23,445
        Gain on sale of marketable equity securities                                                                        (18,521)
        Issuance of stock warrants                                                                                           24,690
        Changes in certain other accounts
            Deferred charges and other assets                                                       95,532                  271,487
            Accounts payable                                                                        37,856                  (39,710)
            Accrued expenses                                                                        79,638                  (87,139)
            Security deposits                                                                       11,747                  (42,103)
                                                                                               -----------              -----------
               Net cash provided by operating activities                                           362,527                   71,960
                                                                                               -----------              -----------

Cash flows from investing activities
      Additions to real and personal property                                                      (52,981)                 (85,529)
      Proceeds from sale of property                                                                                      4,866,684
      Purchase of subsidiaries                                                                  (1,262,167)                (938,417)
      Proceeds from mortgage note receivable                                                     1,657,947
      Repayments from affiliated entity, net                                                       185,709                   15,000
      Receipt from sale of marketable securities                                                                             89,024
      Deposit on property purchase                                                                 150,000
                                                                                               -----------              -----------
        Net cash provided by investing activities                                                  678,508                3,946,762
                                                                                               -----------              -----------

Cash flows from financing activities
    Payments on mortgage payable                                                                  (880,502)              (3,744,849)
    Proceeds of mortgage payable                                                                 2,070,000
    Receipt from minority interest                                                                                               50
    Payments on note payable                                                                       (42,976)                 (34,757)
    Distribution to minority interest                                                                                       (10,500)
                                                                                               -----------              -----------
      Net cash provided (used) by financing activities                                           1,146,522               (3,790,056)
                                                                                               -----------              -----------

    Net increase in cash and cash equivalents                                                    2,187,557                  228,666

Cash and cash equivalents at beginning of period                                                   673,725                  298,655
                                                                                               -----------              -----------

Cash and cash equivalents at end of period                                                     $ 2,861,282              $   527,321
                                                                                               ===========              ===========


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)




Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the fiscal year ended December 31, 1997.

Note 2 Summary of significant accounting policies

Principals of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its subsidiaries: 8050 Roswell Associates, LLC,

(Roswell); 419 Crossville Associates, LLC (Crossville); Colonial Park Commons LLC, (Colonial); Heide Lot, LLC (Heide); Meggan Lot, LLC (Meggan); 8046 Roswell Road, LLC (8046); Woodstock Office One, LLC (Woodstock); 920 Holcomb Bridge, LLC (Holcomb) and Hunter Management Company (Hunter). Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or the date of sale. All intercompany transactions and balances have been eliminated in consolidation.


Note 3 Investments in and receivables from partnerships The balances are summarized as follows:

                                          June 30,        December 31,
                                            1998              1997
                                         -----------      -----------
Notes receivable from MLP                $   325,554      $ 1,983,501
Accrued interest receivable from MLP           4,069           24,794
Advances receivable from MLP               1,032,146        1,197,130
Accountability to partnerships                10,665         (163,973)
                                         -----------      -----------
                                           1,372,434        3,041,452
Valuation allowance                         (200,000)        (200,000)
                                         -----------      -----------
                                         $ 1,172,434      $ 2,841,452
                                         ===========      ===========

In April 1998 MLP sold the Rolling Hills Apartments for a sales price of $7,544,000. The Company received approximately $2,300,000 in proceeds from the sale including the principal balance of the $1,657,947 note receivable from MLP, interest income on the note and the repayment of a portion of the advances to MLP.

The Company owns a 2.55% general partner interest and a 43.10% limited partner interest in AGS Meadow Oaks Associates (Meadow) which owns a 345 unit apartment property located in Kansas City, Kansas.

Management has determined that its interest in Meadow is of little or no value. The Company has discussed purchasing the first mortgage and note from the current mortgage holder for approximately $4,200,000. If the lender is unwilling to sell the note for a reasonable amount, the Company intends to dispose of its interest in the property. Management believes the value of the property is between $4,000,000 and $4,500,000 and the total amount owed by Meadow on a non-recourse basis to the lender is approximately $8,660,000.

At December 31, 1997 the Company's tax basis in Meadow is a negative $1,168,000. Therefore, if the Company disposes of its interest in Meadow it anticipates that it will result in a substantial tax liability to the Company. The Company's current cash balances are more than sufficient to cover this liability.

Note 4 Acquisition of properties

In February 1998, 920 Holcomb Bridge, LLC (Holcomb) was formed and capitalized with a $280,000 contribution, $200,000 cash was placed in escrow in 1997 and $80,000 was paid at closing, for a one hundred percent interest in Holcomb. Holcomb acquired a 14,500 square foot office building located in Roswell, Fulton County, Georgia for $1,250,000 which was partially funded with a $970,000 mortgage payable. The mortgage bears interest at 8.5% per annum and matures in March 2018. The terms of the mortgage require monthly payments of $8,418 be applied first to interest with the balance to reduction of principal.

Note 5 Subsequent event - property acquisitions

On July 31, 1998 RCGI Montclair I, LLC (Montclair) was formed and capitalized with a $1,175,000 cash contribution which was funded by the Company for a one hundred percent interest. Montclair acquired a 22,248 square foot office building located in Birmingham, Alabama for $1,175,000 in cash of which $25,000 was escrowed by the Company as of June 30, 1998. The Company intends to place a mortgage on the property as soon as practicable.

On July 31, 1998 RCGI Oakmont, LLC (Oakmont) was formed and capitalized with a $1,009,000 cash contribution which was funded by the Company for a one hundred percent interest. Oakmont acquired a 20,000 square foot office building located in Birmingham, Alabama for $1,009,000 in cash of which $25,000 was escrowed by the Company as of June 30, 1998. The Company intends to place a mortgage on the property as soon as practicable.


Note 6 Earnings per share

Net earnings per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock warrants is not significant and is therefore excluded form the calculation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company's liquidity is based primarily on its cash reserves, real estate operating and investment income, its ability to obtain mortgage financing and the interest income and loan repayments received on its notes receivable from AGS Partners MLP, L.P. (MLP). These funds are used to pay the Company's normal operating expenses and fund new acquisitions.

As of June 30, 1998, the Company had cash reserves of $2,861,282. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

For the six months ended June 30, 1998 the Company received $507,407 in interest income form MLP. During the same period advances to MLP decreased by $185,709 and the Company was repaid the $1,657,947 note receivable from MLP. MLP paid these amounts to the Company as a result of its sale in April 1998 of Rolling Hills Apartments for a sales price of $7,544,000. MLP plans to continue to make major capital improvements to its remaining property, Aspen Walk Apartments, in an attempt to maximize the value of the property and intends to sell it as soon as practicable. The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the Aspen Walk Apartments.

The operating property of the MLP and the various other real estate partnerships in which the Company is the general partner are financed with non-recourse debt. The Company is not liable for the principal or interest on the mortgages and the other assets of the partnerships are more than adequate to satisfy other recourse liabilities. Therefore, the Company's liquidity should not be adversely affected by these general partner obligations.

The Company's business plan includes accelerating its transition from investments in mortgage receivables and apartment buildings into the ownership and operation of small properties, primarily suburban office buildings concentrated in Atlanta, Georgia, Birmingham, Alabama and other fast growing metropolitan areas in the southeast.

In this regard, the Company has developed a concept it calls ("TurnKey") or "Smart Space". The TurnKey concept includes the subdividing, upgrading and prefinishing of office space in small, well located buildings into 500 to 2500 square foot ready to occupy suites. The upgraded suites generally command higher rental rates because they generally include the addition of private interior bathrooms, mini kitchens, sheetrock ceilings, recessed lighting, crown moldings, chair rails, upgraded carpets and upgraded finishes. Expenses are lower because the concept includes reducing common areas and individually metering each suite for tenant paid utilities and installing individual HVAC units and controls. Plus the tenant selects and pays for their own level of janitorial services with third party contractors.

The Company is presently acquiring buildings for the purpose of converting them to TurnKey suites. Results indicate that the Company can operate TurnKey buildings more profitably than its conventional office buildings. Conceptually, once space has been converted to a TurnKey unit the Company will not be required to move walls or reconfigure the space again, cutting down on turnover time and eliminating build-out expenses which historically have been the largest costs of operating office buildings. The Company is exploring the construction of new TurnKey buildings because the conversion period of existing buildings is long (3 to 5 years), the cost high ($18 to $25 per foot) and management attention is intensive.

As a result of the Company's success in this niche market, mortgage financing has been offered to the Company from various sources including a small insurance company and local and regional banks. With mortgage financing available the Company intends to continue to expand into other neighboring southeast markets.

The Company expects to be able to fund the expansion of its holdings in this direction by a combination of mortgage financing and internal funding. It believes it will be able to expand without seeking financing other than conventional mortgages for at least the next two years. The proceeds from the repayment of the Company's investments in mortgage receivables from MLP and the disposition of its general and limited partner interests in apartment building is expected to provide the balance of the funds.

In February 1998, 920 Holcomb Bridge, LLC (Holcomb) was formed and capitalized with a $280,000 cash contribution, which was funded by the Company for a one hundred percent interest. Holcomb acquired a 14,500 square foot office building located in Roswell, Fulton County, Georgia for $1,250,000 which was partially funded with a $970,000 mortgage payable.

On July 31, 1998 the Company purchased a 22,248 square foot office building located in Birmingham, Alabama for $1,175,000 in an all cash transaction. Additionally on July 31, 1998 the Company also purchased a 20,000 square foot office building located in Birmingham, Alabama for $1,009,000 in an all cash transaction. Payments made to the Company by MLP from the sale of Rolling Hills Apartments were utilized to close these transactions. The Company intends to place mortgages on these properties as soon as practicable.

Based on 1998 and future budgets and recent property valuations it appears the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

For the six months ended June 30, 1998 the Company generated $362,527 in cash from operations and received $1,146,522 in cash principally from the net proceeds of mortgages payable. In addition investing activities generated $678,508 in cash principally from the proceeds of the note receivable from MLP resulting in a net increase in cash of $2,187,557 for the period.

Results of Operations

The Company's business plan includes continuing its transition from an asset base consisting primarily of mortgage receivables from MLP and general and limited partner interests in apartment buildings located throughout the country, into small properties, primarily suburban office buildings, located in Atlanta, Georgia, Birmingham, Alabama and other fast growing metropolitan areas in the southeast that are easily accessible from Atlanta. Despite the expenses associated with this transition, for the three months ended June 30, 1998, the Company recognized net income of $345,586 compared to net income of $187,585 for the corresponding period in 1997. For the six months ended June 30, 1998, the Company recognized net income of $338,468 compared to net income of $180,359 for the corresponding period in 1997.

Total revenue for the three months ended June 30, 1998 was $929,883 versus $918,485 for the same period in 1997. This increase in revenue in 1998 was caused substantially by the MLP sale of Rolling Hills Apartments and the recognition of the Company's share of the income. Total revenue for the six months ended June 30, 1998 was $1,266,061 verses $1,464,425 for the same period in 1997. This decrease in revenue was primarily the result of the May 1997 sale of Carriage House and Compass Pointe Apartments and the resulting decrease in rental operating income associated with these two properties.

Total expenses for the three months ended June 30, 1998 were $406,267 compared to $626,113 for the same period in 1997. The decrease in expenses was the result, in part, of the 1997 amortization of the remaining loan costs in the amount of approximately $194,000 for the Carriage and Compass mortgages and the rental operating expenses incurred by the Carriage and Compass properties. Total expenses for the six months ended June 30, 1998 were $753,230 compared to $1,178,723 for the same period in 1997.

General and administrative expenses for the three months ended June 30, 1998 of $210,054 increased $72,372 from the same period last year. General and administrative expenses of $373,690 for the six months ended June 30, 1998 increased $105,275 over the same period in 1997. The increases are attributable to the September 1997 acquisition of Hunter, increased Keyman and directors insurance and increased legal, professional and other expenses relating to the Company's disposition of its apartments and other investments.

Depreciation and amortization of $39,671 for the three months ended June 30, 1998 decreased $199,050 over the same period in 1997 due primarily to the May, 1997 sale of the Carriage and Compass properties and the resulting amortization of the remaining loan costs of approximately $194,000. Depreciation and amortization of $96,762 for the six months ended June 30, 1998 decreased $213,923 over the same period in 1997 for the same reason.

Interest expense decreased $981 for the three months ended June 30, 1998 as compared to the corresponding period in 1997. Interest expense of $170,257 for the six months ended June 30, 1998 decreased $59,018 over the same period in 1997 due to the mortgages repaid on the May 1997 disposition of Carriage House and Compass Pointe Apartments.

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


                                    Resource Capital Group, Inc.
                                            (Registrant)

                                    By:  /s/ Albert G. Schmerge III
                                       -----------------------------
                                         Albert G. Schmerge III
                                         President, CEO and
                                         Chairman of the Board

                                    Date:  August 13, 1998