Form 10QSB
period 1998-09-30
RESOURCE CAPITAL GROUP INC
filed 1998-11-16
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------
                                       or

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1998, 404,942 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          RESOURCE CAPITAL GROUP, INC.



                                                                         Page
                                                                         Number
                                                                         ------
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheet - September 30,
                  1998 and December 31, 1997                                3

                  Consolidated Statement of Operations - For
                  the Three Months and Nine Months Ended
                  September 30, 1998 and 1997                               4

                  Consolidated Statement of Cash Flows - For the
                  Nine Months Ended September 30, 1998
                  and 1997                                                  5

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                         9

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                          13

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                              ASSETS
                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      1998                 1997
                                                                  -------------        ------------
Cash and cash equivalents                                         $    693,885         $    673,725
Investment in marketable equity securities - at market                  19,705               22,063
Deposit on property acquisition                                                             200,000
Investments in and receivables from partnerships                     1,146,713            2,841,452


Real and personal property, at cost
     Land                                                            2,305,365            1,437,426
     Buildings and improvements                                      5,558,583            2,937,581
     Furniture and equipment                                           301,007              164,482
                                                                  ------------         ------------
                                                                     8,164,955            4,539,489
     Less accumulated depreciation                                    (280,080)            (163,294)
                                                                  ------------         ------------
        Net real and personal property                               7,884,875            4,376,195

Deferred charges-net of accumulated amortization                       129,900              114,270
Other assets                                                           139,164              130,136
                                                                  ------------         ------------
                                                                  $ 10,014,242         $  8,357,841
                                                                  ============         ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Note payable                                                   $     20,307         $     85,258
    Accounts payable                                                   112,932               16,110
    Accrued expenses
       Interest                                                         30,266               22,620
       Payroll                                                          33,644               84,405
       Professional fees                                                36,750               41,000
       Taxes                                                           154,126               19,534
       Other                                                            29,038               17,132
                                                                  ------------         ------------
                                                                       283,824              184,691

       Security deposits                                                64,287               34,262
       Mortgages payable                                             4,136,347            2,972,354
       Deferred tax liability                                          219,188              171,237
                                                                  ------------         ------------
                            Total Liabilities                        4,836,885            3,463,912



Stockholders' equity
 Common stock - authorized 1,000,000 shares
$.01 par value per share, issued 508,608 shares                          5,086                5,086
Additional paid-in capital                                           4,607,494            4,607,494
Retained earnings                                                      753,330              408,624
Less treasury stock, at cost, 103,666 shares                          (190,632)            (131,712)
Unrealized gain on investment                                            2,079                4,437
                                                                  ------------         ------------
                            Total Stockholders' Equity               5,177,357            4,893,929
                                                                  ------------         ------------
                                                                  $ 10,014,242         $  8,357,841
                                                                  ============         ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations


                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                        -------------------------------         -------------------------------
                                                            1998                1997                1998                1997
                                                        -----------         -----------         -----------         -----------
Revenue
  Rental operations                                     $   320,033         $   195,642         $   779,674         $   931,021
  Interest - affiliated entity                                8,723              53,145             371,265             159,436
  Equity in earnings (loss) of
     unconsolidated partnerships                             (2,151)             19,670             331,230              57,555
  Management fees - affiliated entity                         5,067              19,342              71,723              47,342
  Interest - investments                                     17,838               3,701              54,963              12,761
  Gain on sale of marketable securities                                                                                  18,521
  Gain on sale of property                                                                                              525,779
  Other income                                               61,587               1,730              68,303               5,240
                                                        -----------         -----------         -----------         -----------

     Total Revenue                                          411,097             293,230           1,677,158           1,757,655
                                                        -----------         -----------         -----------         -----------



Expenses
  Rental operations                                          85,153              69,217             197,674             439,565
  General and administrative                                175,453             126,432             549,143             394,847
  Interest                                                   90,625              54,944             260,882             284,219
  Depreciation and amortization                              50,415              28,758             147,177             339,443
                                                        -----------         -----------         -----------         -----------

     Total Expenses                                         401,646             279,351           1,154,876           1,458,074
                                                        -----------         -----------         -----------         -----------

Income before minority share of (income)                      9,451              13,879             522,282             299,581

Minority share of (income)                                                       (3,156)                                (15,587)
                                                        -----------         -----------         -----------         -----------

Income before income taxes                                    9,451              10,723             522,282             283,994

(Provision for) income taxes                                 (3,213)             (3,646)           (177,576)            (96,558)
                                                        -----------         -----------         -----------         -----------

Net income                                              $     6,238         $     7,077         $   344,706         $   187,436
                                                        ===========         ===========         ===========         ===========

Net income per share                                    $       .02         $       .02         $       .83         $       .46
                                                        ===========         ===========         ===========         ===========

Weighted Average Shares Outstanding                         415,701             406,726             416,381             406,726
                                                        ===========         ===========         ===========         ===========


See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows


                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                       1998                1997
                                                                   -----------         -----------
Cash flows from operating activities
   Net Income                                                      $   344,706         $   187,436
   Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                                  147,177             339,443
        Equity in (earnings) of unconsolidated partnerships           (331,230)            (57,555)
        Minority share of income                                                            15,587
        Gain on sale of property                                                          (525,779)
        Gain on sale of marketable equity securities                                       (18,521)
        Provision for deferred income taxes                             47,951              23,445
        Issuance of stock warrants                                                          24,690
        Changes in certain other accounts
            Deferred charges and other assets                          109,526             282,117
            Accounts payable                                            96,822               3,848
            Accrued expenses                                            99,133             (99,260)
            Security deposits                                           30,025             (40,779)
                                                                   -----------         -----------
               Net cash provided by operating activities               544,110             134,672
                                                                   -----------         -----------

Cash flows from investing activities
      Purchase of subsidiaries                                      (3,470,683)           (938,417)
      Additions to real and personal property                         (154,783)           (142,365)
      Proceeds from sale of property                                                     4,866,684
      Proceeds from mortgage note receivable                         1,657,947
      Repayments (advances) to investees, net                          203,447             (47,000)
      Receipt from sale of marketable securities                                            89,024
      Deposit on property purchase                                     200,000
                                                                   -----------         -----------
         Net cash provided (used) by investing activities           (1,564,072)          3,827,926
                                                                   -----------         -----------

Cash flows from financing activities
    Payments on mortgage payable                                      (906,007)         (3,765,733)
    Proceeds of mortgage payable                                     2,070,000
    Receipt from minority interest                                                              50
    Payments on note payable                                           (64,951)            (52,529)
    Distribution to minority interest                                                      (20,850)
    Purchase of treasury stock                                         (58,920)
                                                                   -----------         -----------
        Net cash provided by financing activities                    1,040,122          (3,839,062)
                                                                   -----------         -----------

     Net increase in cash and cash equivalents                          20,160             123,536

Cash and cash equivalents at beginning of period                       673,725             298,655
                                                                   -----------         -----------

Cash and cash equivalents at end of period                         $   693,885         $   422,191
                                                                   ===========         ===========


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)






NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its subsidiaries: 8050 Roswell Associates, LLC, (Roswell); 419 Crossville Associates, LLC (Crossville); Colonial Park Commons, LLC (Colonial Park); Heide Lot, LLC (Heide); Meggan Lot, LLC (Meggan); Woodstock Office One, LLC (Woodstock); 8046 Roswell Road, LLC (8046); 920 Holcomb Bridge, LLC (Holcomb); RCGI Montclair I, LLC (Montclair); RCGI Oakmont, LLC (Oakmont) and Hunter Management Company (Hunter). Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 INVESTMENTS IN AND RECEIVABLES FROM PARTNERSHIPS

The balances are summarized as follows:

                                               September 30,        December 31,
                                                    1998                1997
                                                -----------         -----------
Notes receivable from MLP                       $   325,554         $ 1,983,501
Accrued interest receivable from MLP                  4,069              24,794
Advances receivable from MLP                      1,014,408           1,197,130
Accountability to partnerships                        2,682            (163,973)
                                                -----------         -----------
                                                  1,346,713           3,041,452
Valuation allowance                                (200,000)           (200,000)
                                                -----------         -----------
                                                $ 1,146,713         $ 2,841,452
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

Management has determined that its interest in Meadow is of little or no value. The Company has discussed purchasing the first mortgage and note from the current mortgage holder for approximately $4,200,000. If the lender is unwilling to sell the note for a reasonable amount, the Company intends to dispose of its interest in the property. Management believes the value of the property is between $4,000,000 and $4,500,000 and the total amount owed by Meadow on a non-recourse basis to the lender is approximately $8,746,000.

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

On July 31, 1998 RCGI Montclair I, LLC (Montclair) was formed and capitalized with a $1,175,000 cash contribution which was funded by the Company for a one hundred percent interest. Montclair acquired a 22,248 square foot office building located in Birmingham, Alabama for $1,175,000 in cash. The Company is presently negotiating for a $940,000 first mortgage on the property.

On July 31, 1998 RCGI Oakmont, LLC (Oakmont) was formed and capitalized with a $1,009,000 cash contribution which was funded by the Company for a one hundred percent interest. Oakmont acquired a 20,000 square foot office building located in Birmingham, Alabama for $1,009,000 in cash. The Company is presently negotiating for a $810,000 first mortgage on the property.

The Company has begun the construction of a 10,400 square foot "TurnKey" office building on the Heide & Meggan Lots adjoining the Colonial Park property. The Company already owns the land and expects to finance all of the development costs with a $900,000 construction mini-permanent loan.

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

As of September 30, 1998, the Company had cash reserves of $693,885. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

For the nine months ended September 30, 1998, the Company received $519,615 in interest income from MLP. During the same period advances to MLP decreased by $203,447 and the Company was repaid the $1,657,947 note receivable from MLP. MLP paid these amounts to the Company as a result of its sale in April 1998 of Rolling Hills Apartments for a sales price of $7,544,000.

MLP plans to continue to make major capital improvements to its remaining property, Aspen Walk Apartments, in an attempt to maximize the value of the property and intends to sell it as soon as practicable. The ultimate realization of the Company's investment in and receivable from MLP is dependent on the future operations and/or sale of the Aspen Walk Apartments.

The operating property of the MLP and the property owned by AGS Meadow Oaks Associates in which the Company is the general partner are financed with non-recourse debt. The Company is not liable for the principal or interest on the mortgages and the other assets of the partnerships are more than adequate to satisfy other recourse liabilities. Therefore, the Company's liquidity should not be adversely affected by these general partner obligations.

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

The Company is presently acquiring buildings for the purpose of converting them to TurnKey suites. Results indicate that the Company can operate TurnKey buildings more profitably than its conventional office buildings. Conceptually, once space has been converted to a TurnKey unit the Company will not be required to move walls or reconfigure the space again, cutting down on turnover time and eliminating build-out expenses which historically have been the largest costs of operating office buildings. The Company is planning the construction of new TurnKey buildings in well located areas because the conversion period of existing buildings is long (3 to 5 years), the cost high ($18 to $25 per foot) and management attention is intensive. The Company has begun the construction of a 10,400 square foot TurnKey office building on the Heide and Meggan lots adjoining the Colonial Park property. The Company already owns the land and expects to finance all of the development costs with a $900,000 construction mini- permanent loan.

As a result of the Company's success in this niche market, mortgage financing has been offered to the Company from various sources including a small insurance company and local and regional banks. With mortgage financing available the Company intends to continue to expand into other neighboring southeast markets.

The Company expects to be able to fund the expansion of its holdings in this direction by a combination of mortgage financing and internal funding. Management believes the Company will be able to expand without seeking financing other than conventional mortgages for at least the next two years. The proceeds of the Oakmont & Montclair mortgages ($1,750,000) combined with the proceeds of the Company's investments in mortgage receivables from MLP and the disposition of its general and limited partner interests in apartment building is expected to provide the balance of the funds.

In February 1998, 920 Holcomb Bridge, LLC (Holcomb) was formed and capitalized with a $280,000 cash contribution, which was funded by the Company for a one hundred percent interest. Holcomb acquired a 14,500 square foot office building located in Roswell, Fulton County, Georgia for $1,250,000 which was partially funded with a $970,000 mortgage payable.

On July 31, 1998 the Company purchased a 22,248 square foot office building located in Birmingham, Alabama for $1,175,000 in an all cash transaction. Additionally on July 31, 1998 the Company purchased a 20,000 square foot office building also located in Birmingham, Alabama for $1,009,000 in a similar all cash transaction. Payments made to the Company by MLP from the sale of Rolling Hills Apartments were utilized to close these transactions. The Company is presently negotiating first mortgages on these properties in the principal amount of $1,750,000.

Based on 1998 and future budgets and recent property valuations it appears the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

For the nine months ended September 30, 1998 the Company generated $544,110 in cash from operations and received $1,040,122 in cash principally from the net proceeds of mortgages payable. Investing activities utilized $1,564,072 in cash principally from the purchase of subsidiaries in the amount of $3,470,683 net of the proceeds of the $1,657,947 note receivable from MLP and repayment of advances receivable from MLP in the amount of $203,447. The Company generated a net increase in cash of $20,160 for the period.

RESULTS OF OPERATIONS

The Company's business plan includes continuing its transition from an asset base consisting primarily of mortgage receivables from MLP and general and limited partner interests in apartment buildings located throughout the country, into small properties, primarily suburban office buildings, located in Atlanta, Georgia, Birmingham, Alabama and other fast growing metropolitan areas in the southeast that are easily accessible from Atlanta. Despite the expenses associated with this transition, for the three months ended September 30, 1998, the Company recognized approximately the same amount of income as it did during the same period last year: $6,238 compared to $7,077 for the corresponding period in 1997. For the nine months ended September 30, 1998 the Company recognized net income of $344,706 compared to net income of $187,436 for the corresponding period in 1997.

Total revenue for the three months ended September 30, 1998 was $411,097 versus $293,230 for the same period in 1997. This increase in revenue was primarily the result of the 1998 acquisitions of 920 Holcomb, Montclair and Oakmont properties and the resulting increase in rental operating income associated with these three properties. Total revenue for the nine months ended September 30, 1998 was $1,677,158 versus $1,757,655 for the same period in 1997. This decrease in revenue was primarily the result of the May 1997 sale of Carriage House and Compass Pointe Apartments and the resulting decrease in rental operating income associated with these two properties.

Total expenses for the three months ended September 30, 1998 were $401,646 compared to $279,351 for the same period in 1997. The increase in expenses was primarily the result of the 1998 acquisitions of 920 Holcomb, Montclair and Oakmont properties and the resulting increase in rental operating expenses, interest, and depreciation expense associated with these three properties. Total expenses for the nine months ended September 30, 1998 were $1,154,876 compared to $1,458,074 for the same period in 1997. This decrease in expenses was the result, in part, of the 1997 amortization of the remaining loan costs in the amount of approximately $194,000 for the Carriage and Compass mortgages and the rental operating expenses incurred by the Carriage and Compass properties.

General and administrative expenses for the three months ended September 30, 1998 of $175,453 increased $49,021 from the same period last year. General and administrative expenses of $549,143 for the nine months ended September 30, 1998 increased $154,296 over the same period in 1997. The increases are attributable to the September 1997 acquisition of Hunter, increased keyman and directors insurance, increased staff and legal professional and other expenses relating to the Company's disposition of its apartments and other investments.

Depreciation and amortization of $50,415 for the three months ended September 30, 1998 increased $21,657 over the same period in 1997 due primarily to the 1998 acquisitions of the 920 Holcomb, Montclair and Oakmont properties and the resulting increase in depreciation expense. Depreciation and amortization of $147,177 for the nine months ended September 30, 1998 decreased $192,266 over the same period in 1997 primarily due to the 1997 amortization of the remaining loan costs in the amount of approximately $194,000 for the Carriage and Compass mortgages.

Interest expense increased $35,681 for the three months ended September 30, 1998 as compared to the corresponding period in 1997 due to the mortgages obtained on the Woodstock and 920 Holcomb Bridge properties. Interest expense of $260,882 for the nine months ended September 30, 1998 decreased $23,337 over the same period in 1997 due to the mortgages repaid on the May 1997 disposition of Carriage House and Compass Pointe Apartments.


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


                                    Resource Capital Group, Inc.
                                        (Registrant)

                                    By: /s/ Albert G. Schmerge III
                                        --------------------------

                                        Albert G. Schmerge III
                                        President, CEO and
                                        Chairman of the Board

Date: November 13, 1998