Form 10KSB40
period 1998-12-31
RESOURCE CAPITAL GROUP INC
filed 1999-03-31
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

                For the transition period ......... to .........

                         Commission file number 0-20272

                          RESOURCE CAPITAL GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

              DELAWARE                               13-3617377
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

            419 Crossville Road
            Suite 204
            Roswell, Georgia                           30075
    (Address of Principal Executive Offices)        (Zip Code)

                                 (770) 649-7000
                 Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

            State issuer's revenues for its most recent fiscal year.
                                   $2,287,418

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1998.

                                 Not applicable


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1998.

              Common stock, par value $.01 per share    404,939 shares

                                TABLE OF CONTENTS

                                                                                                 PAGE
PART I
         Item  1.          Description of Business                                                  1

         Item  2.          Description of Properties                                                3

         Item  3.          Legal Proceedings                                                        7

         Item  4.          Submission of Matters to a Vote of                                       7
                             Security Holders

PART II

         Item  5.          Market for Common Equity and Related                                     7
                             Stockholder Matters

         Item  6.          Management's Discussion and Analysis or                                  7
                             Plan of Operation


         Item  7.          Financial Statements                                                     11

         Item  8.          Changes in and Disagreements with                                        11
                             Accountants on Accounting and
                             Financial Disclosure

PART III

         Item  9.          Directors, Executive Officers, Promoters                                 11
                             and Control Persons; Compliance with
                             Section 16(a) of the Exchange Act

         Item 10.          Executive Compensation                                                   13

         Item 11.          Security Ownership of Certain Beneficial                                 14
                             Owners and Management

         Item 12.          Certain Relationships and Related                                        15
                             Transactions

PART IV

         Item 13.          Exhibits and Reports on Form 8-K                                         15

         Signatures                                                                                 18

                                     Part I


ITEM 1.  DESCRIPTION OF BUSINESS


General

         Resource Capital Group, Inc. (the Company), was organized as a Delaware corporation in November, 1990 to become successor in interest to AGS Properties
(AGS) and assumed various general and limited partnership interest of AGS. In 1991 the Company acquired the 1% general partner interest and a 27.55% limited partner interest in AGS Partners MLP, L.P. (MLP). MLP's remaining asset at December 31, 1998 is an apartment complex in Oklahoma City, Oklahoma.

         The Company also assumed AGS' 2.55% general partnership interest and 43.10% limited partnership interest in AGS Meadow Oaks Associates (Meadow) which owns an apartment complex in Kansas City, Kansas.

         The Company's business is to acquire, own, operate and dispose of income producing real property investments. The Company's investments at December 31, 1998 include the following:

         8050 ROSWELL ASSOCIATES LLC (8050 ROSWELL), acquired in 1995 and owns a 9,000 square foot office building in Fulton County, Georgia.

         419 CROSSVILLE ASSOCIATES LLC (CROSSVILLE), acquired in 1995 and owns a 19,000 square foot office building in Fulton County, Georgia.

         COLONIAL PARK COMMONS LLC (COLONIAL), acquired in 1996 and owns a 18,387 square foot office building in Fulton County, Georgia.

         MEGGAN LOT LLC (MEGGAN), AND HEIDE LOT LLC (HEIDE), acquired in 1996 and owns unimproved land surrounding the Colonial property in Fulton County, Georgia. (a)

         8046 ROSWELL ROAD LLC (8046 ROSWELL), acquired in 1997 and owns an 8,000 square foot office building in Fulton County, Georgia.

         WOODSTOCK OFFICE I, LLC (WOODSTOCK), acquired in 1997 and owns a 11,250 square foot office building in Cherokee County, Georgia.

         HUNTER MANAGEMENT COMPANY (HUNTER), acquired in 1997 and owns the minority interest in various subsidiaries of the Company.

         Additionally, Hunter manages the properties owned by the Company's subsidiaries.

         920 HOLCOMB BRIDGE LLC (HOLCOMB BRIDGE), acquired in 1998 and owns a 14,400 square foot office building in Fulton County, Georgia.

         RCGI OAKMONT LLC (OAKMONT), acquired in 1998 and owns a 20,000 square foot office building in Jefferson County, Alabama.

         RCGI MONTCLAIR I, LLC (MONTCLAIR), acquired in 1998 and owns a 22,248 square foot office building in Jefferson County, Alabama.

         (a) During 1998, the unimproved land owned by Meggan and a portion of the land owned by Colonial was contributed to Heide and the Company commenced construction of a 10,400 square foot office building on the land.

         The Company is actively seeking new real estate acquisitions and investments. Although the Company is currently in negotiations it is not committed to make any other real property acquisitions. However, the Company is evaluating various potential property acquisitions and is engaging in discussions with sellers regarding the purchase of properties for the Company. Purchase agreements are subject to various terms and conditions, including receipt of satisfactory closing documentation. There can be no assurance that all of the terms and conditions of any agreement will be satisfied and therefore it is possible that certain investments will not be acquired.

Other Business Factors

         The business of the Company is not seasonal and the Company does no foreign or export business.

Personnel

         As of December 31, 1998, the Company had eight employees. The Company has contracted with Vincam Human Resources, Inc. (Vincam) to provide professional employer and administrative services to the Company and to the properties. Vincam is the employer of record for tax reporting purposes and provides various benefits to the employees including life, medical, dental and vision insurance coverage, 401K benefits, worker's compensation insurance coverage and other services. One of the Company's staff is employed on a part-time basis. The employees are not represented by a collective bargaining unit.

Offices

         The Company's headquarters are located at 419 Crossville Road, Suite 204, Roswell, Georgia 30075 where the Company leases approximately 1,300 square feet of space from Crossville.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's office is located at 419 Crossville Road, Suite 204, Roswell, Georgia, 30075 where the Company leases approximately 1,300 square feet of space from Crossville.

         In February 1998 the Company purchased a 100% interest in Holcomb Bridge. Holcomb Bridge owns a 14,400 square foot office building located in Roswell, Fulton County, Georgia. Holcomb Bridge leases office space to various tenants at rates ranging from $14 to $18 per square foot and terms ranging from 1 to 3 years. At December 31, 1998 the property was 100% occupied with 1998 rental revenue since acquisition of $197,147. The gross potential rent for the building based on December 1998 rents is $231,434 annually. The 1998 real estate taxes on this property totaled $20,075.

         In July 1998 the Company purchased a 100% interest in Oakmont. Oakmont owns a 20,000 square foot office building located in Birmingham, Jefferson County, Alabama. Oakmont leases office space to various tenants at rates ranging from $11.50 to $12.55 per square foot and terms ranging from 1 to 6 years. At December 31, 1998 the property was 100% occupied with 1998 rental revenue since acquisition of $89,580. The gross potential rent for the building based on December 1998 rents is $212,265 annually. The 1998 real estate taxes on this property totaled $9,477.

         In July 1998 the Company purchased a 100% interest in Montclair. Montclair owns a 22,248 square foot office building located in Birmingham, Jefferson County, Alabama. Montclair leases office space to various tenants at rates ranging from $10.50 to $13.25 per square foot and terms ranging from 1 to 4 years. At December 31, 1998 the property was 89% occupied with 1998 rental revenue since acquisition of $92,267. The gross potential rent for the building based on December 1998 rents is $244,452 annually. The 1998 real estate taxes on this property totaled $15,257.

         In June 1997 the Company purchased a 100% interest in Woodstock. Woodstock owns and is currently renovating a 11,250 square foot office building located in Woodstock, Cherokee County, Georgia. Woodstock leases office space to various tenants at rates ranging from $12.00 to $15.04 per square foot and terms ranging from 1 to 4 years. At December 31, 1998 the property was 95% occupied with 1998 rental revenue of $101,642. The gross potential rent for the building based on December 1998 rents is $150,234 annually. The 1997 real estate taxes on this property totaled $10,953.

         In June 1997 the Company purchased a 100% interest in 8046 Roswell. 8046 Roswell owns an 8,000 square foot office building located in Atlanta, Fulton County, Georgia. 8046 Roswell leases office space to various tenants at rates ranging from $14.25 to $16 per square foot and terms ranging from 1 to 5 years. At December

31, 1998 the property was 100% occupied with 1998 rental revenue of $113,222. The gross potential rent for the building based on December 1998 rents is $121,332 annually. The 1998 real estate taxes on this property totaled $10,102.

         In September 1997 the Company acquired all of the outstanding shares of stock in Hunter in exchange for 10,000 shares of the Company's common stock. Hunter owns the minority interest in 8050 Roswell, Crossville, Colonial, Heide and Meggan and manages various properties owned by the Company's subsidiaries. Hunter's office is located at 419 Crossville Road, Suite 203, Roswell Georgia 30075 where it leases approximately 1,200 square feet of space from Crossville.

         In September 1996, the Company and Hunter purchased a 100% interest in Colonial. Colonial owns a 18,387 square foot office building located in Roswell, Fulton County, Georgia. Colonial leases office space to various tenants at rates ranging from $11.66 to $15.50 per square foot and terms ranging from 1 to 4 years. At December 31, 1998 the property was 100% occupied with 1998 rental revenue of $247,735. The gross potential rent for the building based on December 1998 rents is $243,283 annually. The 1998 real estate taxes on this property totaled $13,617.

         In 1996, the Company and Hunter purchased a 100% interest in Meggan and Heide. Meggan and Heide own developmental lots totaling .8 acres adjoining the Colonial property. The 1998 real estate taxes on these lots totaled $3,591.

         In 1995, the Company and Hunter purchased a 100% interest in 8050 Roswell. 8050 Roswell owns a 9,000 square foot office building located in Atlanta, Fulton County, Georgia. Roswell entered into a five year lease of the entire building to a single tenant for $88,500 annually with the tenant being responsible for all electricity and fuel bills. The 1998 real estate taxes on this property totaled $6,708.

         In 1995, the Company and Hunter purchased a 100% interest in Crossville. Crossville owns a 19,000 square foot office building located in Roswell, Fulton County, Georgia. Crossville leases office space to various tenants at rates ranging from $12.75 to $16.00 per square foot and terms ranging from 1 years to 4 years. At December 31, 1998 the property was 100% occupied with annual rental revenue of $248,610. Of this amount, $31,520 was paid to Crossville by the Company and Hunter and was eliminated from rental revenue upon consolidation. The gross potential rent for the building, if based on December 1998 rents is $274,199 annually. The 1998 real estate taxes on this property totaled $13,677.

     The Company has obtained adequate insurance coverage for all properties acquired.

Mortgages Payable

     The mortgages payable by the Company secured by the properties mentioned above as of December 31, 1998 consists of the following:

8050  Roswell - The mortgage  payable  bears
interest  at 9.53% per annum and  matures in
July 2010. The terms of the mortgage require
that  monthly  payments of $3,766 be applied
first  to   interest   and  the  balance  to
reduction  of  principal.  Interest  on this
loan   adjusts   every  five  years  and  is
computed  at  325  basis   points  over  the
average yield on U.S.  Treasury  securities,
as defined.                                                 $  316,548

Crossville  -  In  January  1998  Crossville
refinanced   its   mortgage    payable   and
increased   the    principal    balance   to
$1,100,000.  The new mortgage  payable bears
interest  at 7.75% per annum and  matures in
January 2008.  The terms of the new mortgage
require   monthly   payments  of  $8,693  be
applied  first to interest  with the balance
to reduction of principal.                                   1,083,642

Colonial  -  The  mortgage   payable   bears
interest  at 9.375% per annum and matures in
October  2006.  The  terms  of the  mortgage
require   monthly   payments  of  $7,276  be
applied  first to interest  with the balance
to reduction of principal.  Interest on this
loan   adjusts   every  five  years  and  is
computed  at  300  basis   points  over  the
average yield on U.S.  Treasury  securities,
as defined.                                                    755,165

8046  Roswell - The mortgage  payable  bears
interest  at 8.00% per annum and  matures on
June 1,  2009.  The  terms  of the  mortgage
require   monthly   payments  of  $5,175  be
applied first to interest and the balance to
reduction  of  principal.  Interest  on this
loan adjusts on June 1, 2002 and is computed
at 300 basis  points over the average  yield
on U.S.  Treasury  securities,  as  defined.                   437,997

Woodstock  -  The  mortgage   payable  bears
interest  at 9.31% per annum and  matures in
December  2017.  The  terms of the  mortgage
require   monthly   payments  of  $5,243  be
applied  first to interest  with the balance
to reduction of principal.  Interest on this
loan adjusts every five years, commencing on
December  1,  2002  and is  computed  at 300
basis points over the average  yield on U.S.
Treasury securities, as defined.                               560,528

Holcomb Bridge - The mortgage  payable bears
interest  at 8.5% per annum and  matures  in
March  2018.   The  terms  of  the  mortgage
require  the  monthly  payments of $8,418 be
applied first to interest and the balance to
reduction  of  principal.  Interest  on this
loan adjusts every five years  commencing on
March 1, 2003 and is  computed  at 275 basis
points  over  the  average   yield  on  U.S.
Treasury   securities,   as   defined.   The
mortgage  may be  called  by the  lender  in
March 2003.                                                    955,977

Montclair  -  The  mortgage   payable  bears
interest  at 7.14% per annum and  matures in
January 2019.  Commencing in February  1999,
the  terms  of  the  mortgage  require  that
monthly  payments of $7,367 be applied first
to interest  and the balance to reduction of
principal.  Interest  on this  loan  adjusts
every  five years  commencing  on January 1,
2004 and is  computed  at 275  basis  points
over  the  average  yield  on U.S.  Treasury
securities,  as defined. The mortgage may be
called  by  the  lender  in  January   2004.                   940,000


Oakmont  -  The   mortgage   payable   bears
interest  at 7.14% per annum and  matures in
January 2019.  Commencing in February  1999,
the  terms  of  the  mortgage  require  that
monthly  payments of $6,348 be applied first
to interest  and the balance to reduction of
principal.  Interest  on this  loan  adjusts
every  five years  commencing  on January 1,
2004 and is  computed  at 275  basis  points
over  the  average  yield  of U.S.  Treasury
securities,  as defined. The mortgage may be
called  by  the  lender  in  January   2004.                   810,000
                                                          ------------
                                                          $  5,859,857
                                                          ============


A schedule of future amortization payments, excluding the callable provision in the Holcomb Bridge mortgage at December 31, 1998 follows:

                    1999              $  150,448
                    2000                 166,847
                    2001                 181,096
                    2002                 196,577
                    2003                 213,396
                    Thereafter         4,951,493
                                      ----------
                                      $5,859,857
                                      ==========

A majority of the mortgage notes payable have been guaranteed by the Company.

ITEM 3. LEGAL PROCEEDINGS


         The Company is not aware of any material pending or threatened legal proceedings against the Company or its officers and directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 1998.
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On September 1, 1991 the Common Stock originally issued to the public, was valued at $10 per share (denominated value).

         Although the Company anticipates that it will request listing as soon as permissible and practicable, the Company shares are not currently traded on the NASDAQ Over-the-Counter Market.

         As of December 31, 1998, there were 679 record holders of the Company's Common Stock and 404,939 shares outstanding. At December 31, 1998, there was no established broker-dealer price quotation for the Company's Common Stock. There are currently no market-makers for the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

         The Company's liquidity is based on its cash reserves, real estate operating income, its ability to obtain mortgage financing, its ability to sell and refinance its real estate investments, plus the interest income and loan repayments received on its notes receivable from MLP. These funds are used to pay the Company's normal operating expenses and fund new acquisitions.

         As of December 31, 1998, the Company had cash reserves of $2,212,570. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

         In April 1998, MLP sold the Rolling Hills Apartments for $7,544,000. As a result, the Company received $531,823 in interest income as well as $1,861,394 in principal reductions on amounts due from MLP.

         MLP plans to sell its remaining property, Aspen Walk Apartments, as soon as practicable. In this regard, MLP has entered into a sales contract for Aspen Walk Apartments for a sales price of $2,675,000. The Company expects to receive approximately

$1,550,000 in proceeds from the sale, including the repayment of the $325,554 note receivable and related interest income from MLP and the repayment of advances and final cash distributions from MLP. The sale is expected to close in April, 1999. However no assurance can be given that the sale will be completed.

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

         In February 1998, 920 Holcomb Bridge LLC (Holcomb) was formed and capitalized with a $280,000 capital contribution, which was funded by the Company for a 100% interest. Holcomb acquired a 14,400 square foot office building in Roswell, Fulton County, Georgia for $1,250,000 which was partially funded with a $970,000 mortgage payable.

         In July 1998, the Company formed Oakmont and Montclair with capital contributions of $1,014,880 and $1,182,271 respectively for a 100% interest in each. Oakmont and Montclair simultaneously acquired 20,000 and 22,248 respectively square foot office buildings located in Birmingham, Jefferson County, Alabama for $1,009,000 and $1,175,000 respectively. Subsequent to the purchase of the office buildings, Oakmont and Montclair obtained mortgages payable on each of the properties in the amount of $810,000 and $940,000 respectively.

         The Company's business plan includes completing its transition from investments in mortgage receivables and apartment buildings into the ownership and operation of small properties, primarily suburban office buildings concentrated in Atlanta, Georgia, Birmingham, Alabama and other fast growing metropolitan areas in the southeast.

         In this regard, the Company has developed a concept it calls "Smart Space". The "Smart Space" concept involves the subdividing, upgrading, and prefinishing of office space into 500 to 2500 square foot ready to occupy suites. The upgraded suites generally command higher rental rates because they generally include the addition of private interior bathrooms, mini kitchens, sheetrock ceilings, recessed lighting, crown moldings, chair rails, upgraded carpets and finishes in traditional colors. Expenses are lower because the concept includes reducing common areas and individually metering each suite for tenant paid utilities and installing individual HVAC units and controls. Plus the tenant selects and pays for their own level of janitorial services with third party contractors.

         The Company acquires buildings for the purpose of converting them to "Smart Space" suites. Results indicate that the Company can operate "Smart Space" buildings more profitably than conventional office buildings. Conceptually, once space has been converted to a "Smart Space" unit the Company will not be required to move walls or reconfigure the space again, cutting down on turnover time and eliminating build-out expenses which historically have been the largest costs of operating office buildings. The Company is planning the construction of new "Smart Space" buildings in well located areas because the conversion period of existing buildings is long (3 to 5 years), the costs high ($18 to $35 per foot) and management attention is intensive. The Company has begun the construction of a 10,400 square foot "Smart Space" office building on the Heide and Meggan lots adjoining the Colonial Park property. The Company already owns the land and expects to finance all of the development costs with a $900,000 construction mini- permanent loan.

         As a result of the Company's success in this niche market, mortgage financing has been offered to the Company from various sources including a small insurance company and local and regional banks. With mortgage financing available the Company intends to expand into other neighboring southeast markets.

         The Company expects to be able to fund the expansion of its holdings in this direction by a combination of mortgage financing and internal funding. The proceeds from the Company's investments in mortgage receivables from MLP and the disposition of its general and limited partner interests in apartment buildings is expected to provide additional funds. As a result, management believes the Company will be able to expand without seeking financing other than conventional mortgages for at least the next two years.

         Based on 1999 and future budgets and recent property valuations it appears the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

         In 1998, the Company generated $492,088 in cash from operations and received $1,694,070 in cash from financing activities, principally from the net proceeds of mortgage activities. Investing activities utilized $647,313 in cash principally for the purchase of subsidiaries of $2,300,684 net of cash received from MLP in the amount of $1,861,394. As a result, the Company generated a net increase in cash of $1,538,845 for the year.

Results of Operations

           For the year ended December 31, 1998, the Company realized net income of $368,235 compared to net income of $134,795 in 1997. Total revenue in 1998 was $2,287,418 versus $2,041,621 in 1997. This increase in revenue was primarily due to an increase in the equity in earnings of the Company's partnership investment in MLP as a result of the April 1998 gain on sale of Rolling Hills Apartments by MLP.

         Total expenses for the year ended December 31, 1998 were $1,629,092 compared to $1,791,774 in 1997. The decrease in expenses was the result, in part of the 1997 accelerated amortization of certain loan costs in the amount of approximately $196,000.

         General and administrative expenses of $741,246 increased $164,543 over the 1997 level. This increase includes expenses attributable to the September 1997 acquisition of Hunter, increased Keyman and directors insurance and increased legal, professional and other expenses.

         Depreciation and amortization of $203,420 decreased $168,606 from 1997 primarily due to the 1997 accelerated amortization of certain loan costs in the amount of approximately $196,000 as mentioned above.

         Interest expense increased $11,394 in 1998 due to the mortgages obtained on the 1998 acquisitions.

Year 2000 Conversion

         Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, our computer systems and software may need to be upgraded to comply with Year 2000 requirements. Otherwise, system failures or miscalculations leading to disruptions in our operations could occur. The Company has taken actions to address this potential problem, including the identification of any non-compliant processes or systems and the implementation of corrective measures. We expect to replace certain software and hardware with non-compliant codes with software and hardware that is compliant by September 1999.

         We are currently in the process of selecting a new software package in our corporate office, and certain hardware which the manufacturers have represented as being Year 2000 compliant, and we believe it will be implemented by September 1999. We estimate the cost of the new software and hardware, including implementation and data conversion costs, to be approximately $25,000. Our other software is generally certified as Year 2000 compliant or is not considered critical to our operations.

         Other than the cost of the new software and hardware to be implemented in our corporate office, we have spent only nominal amounts on the Year 2000 issue, and we do not expect any significant future expenditures. Although we believe our cost estimates to be accurate, we cannot assure you that these costs will not increase or that the proposed solutions will be installed on schedule by the date estimated.

         We have addressed the Year 2000 preparedness of our critical suppliers and major customers and related electronic data interfaces with these third parties. We began in 1998, and are continuing our efforts, to contact critical suppliers and larger customers to determine whether they are, or will be, compliant by the Year 2000. Based on our evaluation and testing, these third parties are, or are expected to be, compliant by the Year 2000. However, we will continue to monitor the situation and we will formulate contingency plans to resolve customer-related issues that may arise. At this time we cannot estimate the impact that noncompliant suppliers and customers may have on us or our level of operations in the Year 2000. At present, we have not developed contingency plans, but we will determine whether to develop such plans when our assessment is completed.

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

                                    Part III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The principal officers and directors of the Company are:

      Name                         Age   Office
      ----                         ---   ------
      Albert G. Schmerge, III      54    Chairman of the Board,
                                         Chief Executive Officer,
                                         President and Director

      Norman F. Swanton            60    Secretary and Director

      Martin D. Newman             60    Director

      Rodney Knowles, III          53    Director


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

         Mr Newman received a B.A. Degree from the University of Michigan in 1960 and a JD from Harvard Law School in 1963.

Rodney Knowles, III

         Mr. Knowles currently is the Chairman and CEO of Alpha-Omega Advisors, Inc., a private investment advisory company based in Atlanta, Georgia specializing in publicly traded bank stocks. Mr. Knowles served as Managing Director of the Atlanta Committee for the Olympic Games in 1996 and was Chairman, President and CEO of Chattahoochee Bank in Georgia until its acquisition by BankSouth in 1994. Mr. Knowles brings to the Company over 25 years of experience in the financial services industry.


ITEM 10.  EXECUTIVE COMPENSATION

         In 1996, the Company amended the employment agreement and extended the term to June 30, 1999 with Albert G. Schmerge III, the Chairman of the Board, Chief Executive Officer, President and Director of the Company. The amended agreement calls for an annual base salary of $250,000 plus an annual bonus equal to 10% of the Company's net income in excess of a 10% return on shareholder equity. Salaries earned by Mr. Schmerge during 1998 amounted to $250,000.

Outside Director Compensation

         The non-salaried outside directors of the Company, Mr. Norman F. Swanton, Mr. Martin D. Newman and Mr. Rodney Knowles III receive a stipend of $750 for each Board of Directors meeting attended. It is anticipated that the Board will hold four regular meetings each year. The Board appointed an audit committee and a compensation committee, which is comprised of the Outside Directors.

         In 1997 the Company issued 4,115 common stock purchase warrants to Mr. Norman F. Swanton and 4,115 common stock purchase warrants to Mr. Martin D. Newman which was each equal to a 1% capitalization of the Company. In 1999 the Company issued 4,132 common stock purchase warrants to Mr. Rodney Knowles III which was equal to a 1% capitalization of the Company. Each warrant allows the purchase of one share of the Company's common stock at a price of $1 per share. The warrants were all exercised in 1999.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         (a) As of December 31, 1998, two persons owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock then outstanding.

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

        Name and Address of             Amount of          Percent
         Beneficial Owner          Beneficial Ownership   of Class
        -------------------        --------------------   --------
        Albert G. Schmerge III (1)       48,000           11.5025%
        Norman F. Swanton (2)             5,615(7)         1.3456%
        Cullen Associates (3)            31,808            7.6223%
        Judith F. Schmerge,
        as Trustee (4)                    3,533            0.8466%
        Martin D. Newman (5)              5,128(7)         1.2288%
        Rodney Knowles III (6)            4,132(7)         0.9902%
        Officers and Directors
        as a Group (three people)        62,875(7)        15.0671%

        --------------------

(FOOTNOTES)

(1)  Mr. Schmerge is an Officer and Director of the Company.
(2)  Mr. Swanton is an Officer and Director of the Company.
(3) A partnership owned by the estate of Albert G. Schmerge III's father and his family.
(4) A grantor trust having as its trustee Judith F. Schmerge, the wife of Albert G. Schmerge, III, the Chairman & President of the Company, and as its beneficiaries, Judith F. Schmerge and her children.
(5)  Mr. Newman is a Director of the Company.
(6)  Mr. Knowles is a Director of the Company.
(7) Includes 12,362 common stock purchase warrants issued to the outside directors as a group in 1997 and 1999. Each warrant allows the purchase of one share of the Company's common stock at a price of $1 per share. The warrants were all exercised in 1999.

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

                                     Part IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

                  (1)(2) The consolidated financial statements indicated in Item 7, "Financial Statements".

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

         (2)(a)   Second Amended Joint Disclosure Statement with respect                  *
                  to Plans of Reorganization of AGS Northbrook Associates, AGS
                  Properties and Related Debtors.

            (b)   First Amended Plan of Reorganization of Birchwood Associates            *
                  dated February 27, 1991.

*      The exhibit was previously included with the Form 10 filed in June, 1992.

         (c)      First Amended Plan of Reorganization of AGS Aspen Walk                  *
                  Associates dated February 27, 1991.

         (d)      First Amended Plan of Reorganization of AGS Rolling Hills               *
                  Associates dated February 27, 1991

         (e)      First Amended Plan of Reorganization of AGS Jackson                     *
                  Associates dated February 27, 1991.

         (f)      First Amended Plan of Reorganization of AGS Southern Lights             *
                  Associates dated February 27, 1991.

         (g)      First Amended Plan of Reorganization of AGS Fountain Lake               *
                  Associates dated February 27, 1991.

         (h)      Confirmation Order dated June 12, 1991 by Chief United                  *
                  States Bankruptcy Judge Burton Lifland.

         (i)      Second Amended Plan of Reorganization of AGS Fountains                  *
                  Associates dated January, 1992.

         (j)      Confirmation Order dated March 10, 1992 by Chief United                 *
                  States Bankruptcy Judge Burton Lifland.

(3)      Articles of Incorporation and By-laws.                                           *

         (a)      Certificate of Correction to Certificate of Amendment to                *
                  Certificate of Incorporation of Resource Capital Group, Inc.

(4)      Form of certificate representing Common Stock of the Issuer.                     *

(10)     (a)      Amended and Restated Agreement of Limited Partnership of AGS            *
                  Partners MLP, L.P. dated September 1, 1991.

         (b)      Stock Option Agreement dated as of July 1, 1991 between                 *
                  Resource Capital Group, Inc. and Mr. Norman F. Swanton, a
                  Director of the Company.

*      The exhibit was previously included with the Form 10 filed in June, 1992.

         (c)      Consulting Agreement dated July 1, 1991, between Resource               *
                  Capital Group, Inc. and Norman F. Swanton, a Director of the
                  Company.

         (d)      Employment Agreement, dated as of July 1, 1991 between the              *
                  Issuer and Albert G. Schmerge, III, the Issuer's Chairman,
                  President, Chief Executive Officer and Director.

         (e)      Minutes of Board of Directors meeting January 15, 1993.                 *

         (f)      Letter Agreement dated August 16, 1993 between Resource                 *
                  Capital Group, Inc. and Household Commercial Realty, Inc.
                  including Assignment of Deed of Trust.

         (g)      Settlement Agreement dated November 23, 1993 between Resource           *
                  Capital Group, Inc. and Eastrich Multiple Investor Fund, L.P.

         (h)      Operating agreement dated April 25, 1995 for 8050 Roswell               *
                  Associates, LLC a Georgia Limited Liability Company

         (i)      Operating agreement dated November 8, 1995 for 419                      *
                  Crossville Associates, LLC a Georgia limited liability
                  Company.

27.1)             Financial Data Schedule (SEC Use Only)

28)      (a)      Report on Form 8-K filed February 7, 1995 regarding the                 *
                  sale of Birches and Foxfire Apartments by AGS Partners MLP,
                  L.P.

         (b)      Report on Form 8-K originally filed on November 21, 1995 and            *
                  amended on January 23, 1996 regarding the purchase of a 75%
                  interest in 419 Crossville Associates, LLC in November, 1995

         (c)      Report on Form 8-K filed May 27, 1997 regarding the sale of             *
                  Carriage House and Compass Pointe Apartments.

* The exhibit was previously included with the Form 10 filed in June 1992 or the Form-KSB filed in 1993, 1994, 1995, 1996 or 1997.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                            RESOURCE CAPITAL GROUP, INC.

                            By: /s/ Albert G. Schmerge III

                            Albert G. Schmerge III,
                            Chairman of the Board, Chief
                            Executive Officer, President
                            and Director

                            Date:  March 29, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                      Date
/s/Albert G. Schmerge III  Chairman of the Board,    March 29, 1999
-------------------------  Chief Executive Officer,
Albert G. Schmerge III     President and Director


/s/Norman F. Swanton       Secretary-Treasurer       March 29, 1999
-------------------------  and Director
Norman F. Swanton

/s/Martin D. Newman        Director                  March 29, 1999
-------------------------
Martin D. Newman

                 RESOURCE CAPITAL GROUP, INC.

               Consolidated Financial Statements
                        for year ended
                       December 31, 1998

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

Consolidated Statement of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                               F-7

                          Independent Auditor's Report




To the Board of Directors
Resource Capital Group, Inc.

We have audited the accompanying consolidated balance sheet of Resource Capital Group, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Group, Inc. and Subsidiaries at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                      PANNELL KERR FORSTER PC






New York, NY
February 12, 1999, except for note 9 as
 to which the date is March 22, 1999

                          RESOURCE CAPITAL GROUP, INC.

                           Consolidated Balance Sheet
                                December 31, 1998

                                     Assets
Cash and cash equivalents (note 2)                                                                             $      2,212,570

Investment in marketable equity securities (note 2)                                                                      19,635

Investments in and receivables from partnerships (notes 2 and 3)                                                      1,352,941

Real and personal property, at cost (notes 1, 2, 4, 5 and 8)
     Land                                                                                $     2,254,005
     Buildings and improvements                                                                5,611,061
     Furniture and equipment                                                                     311,784
     Construction in progress                                                                    102,218
                                                                                         ----------------
                                                                                               8,279,068
     Less accumulated depreciation                                                              (333,269)             7,945,799
                                                                                         ----------------


Deferred mortgage costs - net of accumulated amortization of
 $18,195 (note 2)                                                                                                       160,065

Other assets                                                                                                            128,392
                                                                                                               ----------------
                                                                                                               $     11,819,402
                                                                                                               ----------------



                      Liabilities and Stockholders' Equity

Liabilities
     Accounts payable                                                                                          $         44,082
     Accrued expenses
         Interest                                                                        $        29,778
         Payroll                                                                                  78,770
         Professional fees                                                                        48,000
         Income taxes                                                                            170,594
         Other                                                                                    35,486                362,628
                                                                                         ----------------

     Security deposits and other                                                                                         86,210
     Mortgages payable (note 5)                                                                                       5,859,857
     Deferred tax liability (note 7)                                                                                    265,824
                                                                                                               ----------------
                  Total liabilities                                                                                   6,618,601

Commitments and contingencies (notes 5 and 8)

Stockholders' equity
     Common stock - $.01 par value per share, authorized
      1,000,000 shares, issued 508,608 shares (note 6)                                             5,086
     Additional paid-in capital                                                                4,607,494
     Retained earnings                                                                           776,859
     Unrealized gain on investment (note 2)                                                        2,009
     Treasury stock, at cost, (note 6)                                                          (190,647)             5,200,801
                                                                                         ----------------      ----------------
                                                                                                               $     11,819,402
                                                                                                               ----------------




See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Operations


                                                                                        Year Ended
                                                                                        December 31
                                                                               ------------------------------

                                                                                  1998                1997
                                                                               ----------          ----------

Income
     Rental operations (notes 1, 4 and 8)                                      $1,147,183          $1,105,287
     Equity in earnings of unconsolidated partnerships - net (note 3)             543,310              64,986
     Management fees - affiliated entity (note 8)                                  84,188              91,593
     Interest - affiliated entity (note 3)                                        379,987             212,581
     Gain on sale of real property (note 4)                                        60,872             525,779
     Interest and other income                                                     71,878              41,395
                                                                               ----------          ----------

                  Total income                                                  2,287,418           2,041,621
                                                                               ----------          ----------


Expenses
     Rental operations (notes 1 and 4)                                            326,633             496,646
     General and administrative                                                   741,246             576,703
     Interest (note 5)                                                            357,793             346,399
     Depreciation and amortization (note 2)                                       203,420             372,026
                                                                               ----------          ----------

                  Total expenses                                                1,629,092           1,791,774
                                                                               ----------          ----------


                  Income before minority share of income                          658,326             249,847

Minority share of income (note 2)                                                       -              15,586
                                                                               ----------          ----------

                  Income before provision for income taxes                        658,326             234,261

Provision for income taxes (note 7)                                               290,091              99,466
                                                                               ----------          ----------

                  Net income                                                   $  368,235          $  134,795
                                                                               ----------          ----------


Earnings per share (note 2)
     Basic earnings per share                                                  $      .89          $      .33
                                                                               ----------          ----------

     Dilutive earnings per share                                               $      .88          $      .33
                                                                               ----------          ----------












See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                 Consolidated Statement of Stockholders' Equity
                   For Years Ended December 31, 1998 and 1997



                                                                                       Unrealized
                                                           Additional                     Gain                            Total
                                               Common       Paid-in       Retained     (Loss) on         Treasury     Stockholders'
                                               Stock        Capital       Earnings     Investment         Stock          Equity
                                               ------      ----------     --------     ----------       ----------    -------------

Balance, December 31, 1996                     $4,986     $4,459,034      $273,829       $16,247        $(131,712)     $4,622,384

Net income for year ended December 31, 1997        -               -       134,795             -                -         134,795

Issuance of warrants (note 6)                      -          24,690             -             -                -          24,690

Issuance of common stock (note 6)                100         123,770             -             -                -         123,870

Change in unrealized gain on investment            -               -             -       (11,810)               -         (11,810)
                                               ------     ----------      --------      --------        ---------      ----------

Balance, December 31, 1997                     5,086       4,607,494       408,624         4,437         (131,712)      4,893,929

Net income for year ended December 31, 1998        -               -       368,235             -                -         368,235

Treasury stock acquired (note 6)                   -               -             -             -          (58,935)        (58,935)

Change in unrealized gain on investment            -               -             -        (2,428)               -          (2,428)
                                               ------     ----------      --------      --------        ---------      ----------


Balance, December 31, 1998                     $5,086     $4,607,494      $776,859       $ 2,009        $(190,647)     $5,200,801
                                               ------     ----------      --------      --------        ---------      ----------






See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Cash Flows


                                                                                       Year Ended
                                                                                       December 31
                                                                             ------------------------------

                                                                                 1998               1997
                                                                             -----------        -----------
Cash flows from operating activities
     Net income                                                              $   368,235        $   134,795
     Adjustments to reconcile net income to net cash provided
      by operating activities
         Depreciation and amortization                                           203,420            372,026
         Equity in earnings (loss) of unconsolidated partnerships               (372,883)            33,317
         Minority share of income                                                      -             15,586
         Provision for deferred income taxes                                      94,587             89,630
         Gain on sale of real property                                           (60,872)          (525,779)
         Issuance of stock warrants                                                    -             24,690
         Gain on sale of marketable equity securities                                  -            (18,521)
         Changes in certain other accounts, net of acquisitions
              Deferred costs and other assets                                      1,744            211,650
              Accounts payable                                                    27,972            (43,574)
              Accrued expenses                                                   182,122            (34,661)
              Security deposits and other                                         47,763            (37,089)
                                                                             -----------        -----------
                  Net cash provided by operating activities                      492,088            222,070
                                                                             -----------        -----------

Cash flows from investing activities
     Net repayments from (advances to) investees                               1,861,394           (155,451)
     Proceeds from sale of real property                                          62,584          4,866,684
     Additions to real and personal property                                    (210,257)          (133,284)
     Construction in progress costs                                              (60,350)           (41,868)
     Purchase of subsidiaries                                                 (2,300,684)          (938,417)
     Proceeds from sale of marketable equity securities                                -             89,024
     Deposit on purchase of property                                                   -           (200,000)
                                                                             -----------        -----------
                  Net cash provided (used) by investing activities              (647,313)         3,486,688
                                                                             -----------        -----------

Cash flows from financing activities
     Repayment of mortgages payable                                             (836,480)        (3,704,657)
     Proceeds from mortgages payable                                           2,850,000            570,000
     Note amortization payments                                                  (85,258)           (70,570)
     Mortgage amortization payments                                              (96,017)           (81,141)
     Purchase of treasury stock                                                  (58,935)                 -
     Deferred mortgage costs                                                     (79,240)           (47,320)
                                                                             -----------        -----------
                  Net cash provided (used) by financing activities             1,694,070         (3,333,688)
                                                                             -----------        -----------
                  Net increase in cash and cash equivalents                    1,538,845            375,070
Cash and cash equivalents at beginning of year                                   673,725            298,655
                                                                             -----------        -----------
Cash and cash equivalents at end of year                                     $ 2,212,570        $   673,725
                                                                             -----------        -----------


Supplemental disclosures of cash flow information
     Cash paid during the year for interest                                  $   351,732        $   370,022
                                                                             -----------        -----------
     Cash paid during the year for income taxes                              $    43,361        $    17,267
                                                                             -----------        -----------

Details of purchases of subsidiaries
     Working capital                                                         $         -        $  (116,952)
     Real and personal property                                               (3,470,684)        (1,422,250)
     Mortgages payable                                                           970,000            476,915
                                                                             -----------        -----------
                                                                              (2,500,684)        (1,062,287)
                                                                             -----------        -----------

Consideration given for purchases of majority interest in subsidiaries
     Cash                                                                      2,500,684            938,417
     Common stock                                                                      -            123,870
                                                                             -----------        -----------
                                                                             $ 2,500,684        $ 1,062,287
                                                                             -----------        -----------

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 1998



Note 1 - Organization and description of business

Resource Capital Group, Inc. (the Company) was organized as a Delaware Corporation in November 1990 to become successor in interest of AGS Properties
(AGS) and assumed various general and limited partnership interest of AGS.

As of December 31, 1998, the Company's investments include:

         AGS PARTNERS MLP, LP (MLP), acquired from AGS in 1991 and owns an apartment complex in Oklahoma City, Oklahoma (see note 3).

         AGS MEADOW OAKS ASSOCIATES (MEADOW), acquired from AGS in 1991 and owns an apartment complex in Kansas City, Kansas (see note 3).

         8050 ROSWELL ASSOCIATES LLC (8050 ROSWELL), acquired in 1995 and owns an office complex in Fulton County, Georgia.

         419 CROSSVILLE ASSOCIATES LLC (CROSSVILLE), acquired in 1995 and owns an office complex in Fulton County, Georgia.

         COLONIAL PARK COMMONS LLC (COLONIAL), acquired in 1996 and owns an office complex in Fulton County, Georgia.

         MEGGAN LOT LLC (MEGGAN), AND HEIDE LOT LLC (HEIDE), acquired in 1996 and owns unimproved land surrounding the Colonial property in Fulton County, Georgia (a).

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

         RCGI OAKMONT LLC (OAKMONT), acquired in 1998 and owns an office complex in Jefferson County, Alabama.

         RCGI MONTCLAIR I, LLC (MONTCLAIR), acquired in 1998 and owns an office complex in Jefferson County, Alabama.

         920 HOLCOMB BRIDGE LLC (HOLCOMB BRIDGE), acquired in 1998 and owns an office complex in Fulton County, Georgia.

         (a) During 1998, the unimproved land owned by Meggan and a portion of the land owned by Colonial was contributed to Heide and the Company commenced construction of an office complex (see note
                  8e).

Note 2 - Significant accounting policies

Basis of accounting

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 8050 Roswell, Crossville, Colonial, Meggan, Heide, 8046 Roswell, Woodstock, Hunter, Oakmont, Montclair and Holcomb Bridge. All intercompany transactions and balances have been eliminated in consolidation.

Prior to the acquisition of Hunter in September 1997, the Company recorded a minority interest representing Hunters' share of the operations of certain subsidiaries.

The Company's general and limited partnership interests in both MLP and Meadow are accounted for under the equity method.

In 1997 the properties owned by AGS Carriage House Associates (Carriage) and AGS Compass Point Associates (Compass) were sold and these Partnerships were dissolved. The Company had included the operations of these Partnerships in the consolidated financial statements through the date of disposition (see note 4.)

Use of estimates

The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant area which requires the use of management's estimates relate to the determination of the carrying value of the Company's equity investments in partnerships. Actual results could differ from those estimates.

Long-lived assets

Management evaluates the Company's long-lived assets, which consist primarily of its investments in real and personal property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount of a specific property, the assets will be written down to its fair value. No such write-downs were required in 1998 and 1997.

Disclosure about fair value of financial instruments

The carrying amount of the Company's cash and cash equivalents, receivables and mortgages and notes payable is a reasonable approximation of fair value.

Depreciation and amortization

Depreciation of real and personal property is being provided on straight-line and accelerated methods over estimated service lives ranging from 5 to 39 years. Depreciation expense for the years ended December 31, 1998 and 1997 amounted to $169,975 and $169,306, respectively.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998






Deferred mortgage costs are being amortized on a straight-line basis over the term of the respective mortgages. As a result of the refinancing of Crossville's mortgage during 1998 and the sale of Carriage and Compass during 1997, deferred mortgage costs in the amount of $22,554 in 1998 and $197,153 in 1997, have been fully amortized and reflected in the consolidated statement of operations.

Income taxes

Deferred tax assets and liabilities are recognized for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred tax assets are reflected at their likely realizable amount.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks and money market funds which are available for current operations. Substantially, all of the Company's cash and cash equivalents are maintained in a money market account on deposit with one bank. The Company has not experienced any losses on its cash deposits.

Earnings per share

The Company follows the provisions of the Financial Accounting Standards Board Statement No. 128 (SFAS 128), Earnings per Share. The following table sets forth the computation of basic and diluted earnings per share:

                                                          Year Ended
                                                          December 31
                                                    ------------------------
                                                      1998           1997
                                                    --------       ---------
Numerator used for both basic and diluted
 earnings per share                                 $368,235       $134,795
                                                    --------       --------
Denominator for basic earnings per share
     Weighted average shares outstanding             413,780        410,060
                                                    --------       --------

Denominator for dilutive earnings per share
     Denominator for basic earnings per share        413,780        410,060
     Effect of dilutive securities - warrants          6,584          2,572
                                                    --------       --------

                                                     420,364        412,632
                                                    --------       --------

Basic earnings per share                            $    .89       $    .33
                                                    --------       --------

Dilutive earnings per share                         $    .88       $    .33
                                                    --------       --------

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998





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

Reporting comprehensive income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS 130 requires a company to report comprehensive income and its components in a full set of financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources, such as unrealized gains (losses) on available-for-sale securities. The Company has not reported the income resulting from unrealized gains (losses) on available for sale securities as comprehensive income as the effects are not material to the consolidated financial statements. Accordingly, there is no material difference between the Company's net income reported and the comprehensive income for SFAS 130.

Investments in partnerships

The Company uses the equity method of accounting for its partnership interests in MLP and Meadow, whereby the original costs are adjusted by the Company's share of the undistributed earnings or losses of these entities. Since the Company is responsible as general partner for obligations of these entities, losses recorded under the equity method, related to the Company's investment as general partner, could exceed the cost of the Company's general partnership investment. Since, as a limited partner, the Company is not responsible for the obligations of these entities in excess of its investments, the costs of such limited partnership investments, plus advances, will not be reduced below zero for losses related to such limited partnership interests. Management evaluates the realization of its investment in partnerships on a quarterly basis and provides for valuation allowances as needed.

The equity in earnings (loss) of MLP is adjusted annually to eliminate transactions with the Company.

Note 3 - Investment in and receivables from partnerships

The balance at December 31, 1998 is summarized as follows:

          Note receivable from MLP (a)                      $  325,554
          Accrued interest receivable on MLP note (a)            4,069
          Advances receivable from partnerships              1,014,000
          Investment in partnerships (b)                         9,318
                                                            ----------

                            Net                             $1,352,941
                                                            ----------

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998




(a) In connection with the formation of both the Company and MLP, MLP issued various subordinated promissory notes to the Company which are secured mortgages and deeds of trust and require monthly payments of interest only at the rate of 15% per annum. The notes also require the payment of additional interest on the sale or refinancing of the mortgaged property equal to a thirty-five percent participation in the net proceeds as defined.

         In April 1998, MLP completed the sale of the Rolling Hills Apartments. As a result MLP was able to repay the Company's $1,657,947 note receivable from MLP and $400,093 of additional interest expense resulting from the thirty-five percent participation in the net sale proceeds. At December 31, 1998 the only remaining note receivable from MLP relates to the Aspen Walk property which is currently being marketed for sale. Interest and additional interest earned on these notes amounted to $531,823 and $297,524 in 1998 and 1997, respectively. Such interest income is reflected in the accompanying statement of operations net of the Companys' equity interest in MLP.

(b) As discussed in note 2, the Company's policy is to reflect its investments in unconsolidated partnerships on the equity method. The following is a summary of the Company's investments in (accountability to) Partnerships as of December 31, 1998:

          MLP
               1% General partnership interest and
                27.55% Limited partnership interest (1)       $ 84,488

          Meadow
               2.55% General partnership interest and
                43.10% Limited partnership interest (2)        (75,170)
                                                              --------
                                                              $  9,318
                                                              --------



         Equity in earnings (loss) of unconsolidated Partnership investments, net of valuation allowances, for the years ended December 31, 1998 and 1997 are as follows:

                                                            1998            1997
                                                         ---------        --------
          MLP (1)                                        $ 379,325        $(28,211)
          Meadow (2)                                        (6,442)         (5,106)
                                                         ---------        --------
                            Sub-total                      372,883         (33,317)
          Elimination of interest on notes payable
           and management fees to the Company              170,427          98,303
                                                         ---------        --------
                            Total                        $ 543,310        $ 64,986
                                                         ---------        --------



         (1) In February 1999, MLP entered into a contract for the sale of the Aspen Walk property for $2,675,000. The contract is subject to the purchasers further inspection of the property and is not expected to close until April 1999. As of December 31, 1998, the Company has provided a valuation allowance on its investment in MLP of $1,123,456 to reflect its estimated net realizable value based upon calculating its share of the remaining cash to be distributed by MLP in 1999.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998





         (2) As discussed in note 2, the Company does not reflect its equity in losses of limited partnership interest when such losses are in excess of the Company's investment and advances. Unrecorded losses in Meadow aggregated $1,277,419 at December 31, 1998 (see note 9).

         Summarized financial information of the Company's investments in unconsolidated partnerships as of and for the year ended December 31, 1998 are as follows:

                                                                 MLP              Meadow
                                                             -----------        -----------

          Real and personal property - net                   $   787,081        $ 2,552,520
          Other assets                                           143,584            656,004
                                                             -----------        -----------

                            Total assets                         930,665          3,208,524
                                                             -----------        -----------


          Mortgages and accrued interest payable                 845,407          8,955,081
          Notes payable, accrued interest and advances
           to Resource Capital Group, Inc.                     1,343,623                  -
          Other liabilities                                       52,721            219,094
                                                             -----------        -----------

                            Total liabilities                  2,241,751          9,174,175
                                                             -----------        -----------


          Equity (deficit)                                    (1,311,086)        (5,965,651)
                                                             -----------        -----------

          Revenues                                             6,986,111          1,609,724
                                                             -----------        -----------

          Net income (loss)                                  $ 5,263,680        $  (252,623)
                                                             -----------        -----------



         The partners, including the Company, are not personally liable for the mortgages encumbering the real property. Both Partnerships are expected to be dissolved in 1999.

Note 4 -  Property acquisitions and dispositions

1998 Acquisitions

In February 1998, Holcomb Bridge was formed and capitalized with a $273,692 contribution. Holcomb Bridge simultaneously acquired a 14,400 square foot office complex located in Fulton County, Georgia for $1,250,000. The purchase was financed in part, with a $970,000 mortgage payable on the property.

In July 1998, the Company formed Oakmont and Montclair with capital contributions of $1,014,880 and $1,182,271, respectively. Oakmont and Montclair simultaneously acquired 20,000 and 22,248, respectively, square foot office complexes located in Jefferson County, Alabama, for $1,009,000 and $1,175,000, respectively. Subsequent to the purchase of the office complexes, Oakmont and Montclair obtained mortgages payable on each of the properties amounting to $810,000 and $940,000, respectively.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998




1998 Dispositions

During 1998, the Company sold a small portion of the Woodstock land to the State of Georgia for $62,584. As a result, the Company realized a gain on sale in the amount of $60,872.

1997 Acquisitions

In June 1997, the Company formed Woodstock (see note 1) with a $600,000 capital contribution. Woodstock simultaneously acquired an 11,250 square foot office complex located in Cherokee County, Georgia for $600,000. Subsequent to the purchase of the office complex, Woodstock obtained a $570,000 mortgage payable on the property.

In June 1997, the Company acquired a 100% interest in 8046 Roswell from Hunter (see note 1) in exchange for $323,000 in cash and the assumption of a $476,915 mortgage payable. 8046 Roswell owns an 8,000 square foot office complex in Fulton County, Georgia.

In September 1997, the Company acquired all of the outstanding shares of stock in Hunter (see note 1) in exchange for 10,000 shares of the Company's common stock in a business combination accounted for under the purchase method. Hunter has a minority interest in and, manages various properties owned by the Company's subsidiaries. The net assets of Hunter were acquired at their net book value of $123,870, which approximated their fair value.

1997 Dispositions

In May 1997, the properties owned by Carriage and Compass, entities in which the Company held a 99% interest, were sold for $4,866,684. As a result of these sales the Company realized a gain in the amount of $525,779. Operating results of these entities, exclusive of the $525,779 gain, included in the accompanying 1997 statement of operations are as follows:

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
                                                                                                ----------

The following summarized unaudited pro forma results of operations for the year ended December 31, 1998 assume each of the three 1998 acquisitions occurred on January 1, 1998

          Total income                                                                          $2,591,520

          Net income                                                                            $  489,565

          Basic earnings per share                                                              $     1.18

          Dilutive earnings per share                                                           $     1.16

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998






Note 5 - Mortgages payable

The mortgages payable as of December 31, 1998 consist of the following:

         8050 Roswell - The mortgage payable bears interest at
         9.53% per annum and matures in July 2010.  The terms of
         the mortgage require that monthly payments of $3,766 be
         applied first to interest and the balance to reduction of
         principal.  Interest on this loan adjusts every five years, commencing on July 1, 2000 and is computed as 325 basis
         points over the average yield on U.S. Treasury securities, as
         defined.                                                                   $   316,548

         Crossville - In January 1998 Crossville refinanced its
         mortgage payable and increased the principal balance to
         $1,100,000.  The new mortgage payable bears interest at
         7.75% per annum and matures in February 2008.  The
         terms of the new mortgage require that monthly payments
         of $8,693 be applied first to interest with the balance to reduction of principal.  Prior to January 1998, the
         Company's mortgage required payments of $8,821 be
         applied first to interest at 8.8% per annum with the balance
         to reduction of principal.                                                   1,083,642

         Colonial - The mortgage payable bears interest at 9.375%
         per annum and matures in October 2006.  The terms of the
         mortgage require that monthly payments of $7,276 be
         applied first to interest with the balance to reduction of principal.  Interest on this loan adjusts on October 1, 2001 and is computed as 300 basis points over the average yield
         on U.S. Treasury securities, as defined.                                       755,165

         8046 Roswell - The mortgage payable bears interest at
         8.00% per annum and matures on June 1, 2009.  The terms
         of the mortgage require that monthly payments of $5,175
         be applied first to interest and the balance to reduction of principal.  Interest on this loan adjusts on June 1, 2002 and is computed as 300 basis points over the average yield on
         U.S. Treasury securities, as defined.                                          437,997

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998





         Woodstock - The mortgage payable bears interest at 9.31%
         per annum and matures in December 2017.  The terms of
         the mortgage require that monthly payments of $5,243 be
         applied first to interest with the balance to reduction of principal.  Interest on this loan adjusts every five years, commencing on December 1, 2002 and is computed as
         300 basis points over the average yield on U.S. Treasury
         securities, as defined.                                                    $    560,528

         Holcomb Bridge - The mortgage payable bears interest at
         8.5% per annum and matures in March 2018.  The terms of
         the mortgage require that monthly payments of $8,418 be
         applied first to interest and the balance to reduction of
         principal.  Interest on this loan adjusts every five years commencing on March 1, 2003 and is computed as 275
         basis points over the average yield on U.S. Treasury
         securities, as defined.  The mortgage may be called by the
         lender in March 2003.                                                           955,977

         Montclair - The mortgage payable bears interest at 7.14%
         per annum and matures in January 2019.  Commencing in
         February 1999, the terms of the mortgage require that
         monthly payments of $7,367 be applied first to interest and the balance to reduction of principal.  Interest on this loan adjusts every five years commencing on January 1, 2004
         and is computed as 275 basis points over the average yield on U.S. Treasury securities, as defined.  The mortgage may
         be called by the lender in January 2004.                                        940,000

         Oakmont - The mortgage payable bears interest at 7.14%
         per annum and matures in January 2019.  Commencing in
         February 1999, the terms of the mortgage require that
         monthly payments of $6,348 be applied first to interest and the balance to reduction of principal.  Interest on this loan adjusts every five years commencing on January 1, 2004
         and is computed as 275 basis points over the average yield
         on U.S. Treasury securities, as defined.  The mortgage may                      810,000
         be called by the lender in January 2004.                                     ----------
                                                                                      $5,859,857
                                                                                      ----------

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998




A schedule of future amortization payments, excluding the callable provision in the Holcomb Bridge mortgage, at December 31, 1998 follows:

         1999                       $  150,448
         2000                          166,847
         2001                          181,096
         2002                          196,577
         2003                          213,396
         Thereafter                  4,951,493
                                    ----------

                                    $5,859,857
                                    ----------



A majority of the mortgage notes payable have been guaranteed by the Company.

Note 6 - Stockholders' equity

Common stock

At December 31, 1998, the Company has issued 508,608 shares of its common stock. During 1997, the Company issued 10,000 shares of common stock in exchange for all of the common stock in Hunter (see notes 1 and 4). The net assets of Hunter amounted to $123,870, of which $123,770 was allocated to additional paid-in capital with the remaining $100 being allocated to common stock at par value.

Warrants

During 1997, the Company issued 8,230 common stock purchase warrants valued at $24,690 to two members of the Board of Directors. Each warrant allows the purchase of one share of the Company's common stock at a price of $1 per share. The warrants are exercisable until July 31, 2001. At December 31, 1998, none of these warrants have been exercised (see note 9).

Treasury stock

During 1998, the Company acquired as treasury stock 11,787 shares for $58,935. At December 31, 1998, the Company has 103,669 shares of treasury stock.

Note 7 - Income taxes

The provision for income taxes for the years ended December 31, 1998 and 1997 is as follows:

                               1998          1997
                             --------       -------
          Current
               Federal       $158,093       $   569
               State           37,411         9,267
                             --------       -------

                              195,504         9,836
                             --------       -------


          Deferred             94,587        89,630
                             --------       -------

                             $290,091       $99,466
                             --------       -------

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998






The difference between the total tax provision and that obtained by applying the statutory rate is as follows:

                                                               1998           1997
                                                             --------       -------

          Tax provision at statutory rate                    $223,831       $79,649
          State taxes and other                                66,260        19,817
                                                             --------       -------

                            Provision for income taxes       $290,091       $99,466
                                                             --------       -------



A summary of the net deferred income tax (liability) by source at December 31, 1998 is as follows:

          Deferred tax asset
               Incentive stock compensation                    $  19,720
               Tax credit carryforward                            50,000
               Stock warrants                                      8,395
                                                               ---------

                            Total                                 78,115
          Deferred tax liability
               Basis in Partnership investments                 (343,939)
                                                               ---------

                            Net deferred tax (liability)       $(265,824)
                                                               ---------



At December 31, 1998, the Company has fully utilized all available net operating loss carryforwards.

Note 8 - Commitments

a.  Employment agreement

The Company has an employment agreement with its President which expires on June 30, 1999. The agreement calls for an annual base salary of $250,000 plus an annual bonus based on the Company's net income, as defined.

b.  Management agreements

The real estate operations of the Company's subsidiaries and equity investees are managed by Hunter (see note 1) under an agreement which provides for fees equal to 5% of revenue as defined. Expenses incurred by the Company's subsidiaries for management fees prior to the Companys' acquisition of Hunter amounted to $45,929 in 1997 and are included in rental operations expense in the accompanying consolidated statement of operations. Fees earned and expenses incurred for Hunter's management charges subsequent to it being acquired by the Company eliminate in consolidation. Management fee income for the year ended December 31, 1998 represents fees earned by Hunter from managing MLP and Meadow, net of the Company's respective equity interest in those Partnerships.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998






c.  Operating leases

8050 Roswell, Crossville, Colonial, 8046 Roswell, Woodstock, Oakmont, Montclair and Holcomb Bridge, each lease their office space under operating lease agreements expiring in various years through 2004. Future minimum annual rents to be received under operating leases currently in effect are as follows:

          1999             $1,314,826
          2000                893,674
          2001                589,459
          2002                231,585
          2003                 61,756
          Thereafter           33,756
                           ----------

                           $3,125,056
                           ----------



d.  Consulting fees

The Company has entered into a consulting agreement with a member of its Board of Directors which provides for annual fees of $20,000.

e.  Construction of an office complex

During 1998, the Company entered into a contract for the construction of the office complex on its Heide property for $792,326. As of December 31, 1998, work in the amount of $50,754 has been completed on this project and is included as part of construction in progress in the accompanying financial statements. In connection with this project, the Company received a commitment on a construction loan in the amount of $900,000, but not to exceed 75% of total development cost. The loan will mature sixty months from the date of closing and will require interest only payments for the first twelve months at the lender's base rate plus 1%. From the thirteenth month until maturity, monthly principal and interest payments based on a 20-year amortization will be required and interest will be fixed at the five year Treasury Constant Maturity plus 275 basis points with a floor of 8%. At December 31, 1998 no amount have been drawn under this facility.

Note 9 - Subsequent events

a.  Disposition of Meadow property

The Company has a 2.55 percent general partner interest and a 43.10 percent limited partner interest in the Meadow Partnership. Management determined that the revenue to be derived from the Meadow property operations would not be sufficient to continue to operate the property on a profitable basis. Accordingly, on March 22, 1999, Meadow deeded its real and personal property to a third party in exchange for a nominal sum, and also received a release of all liabilities relating to the mortgage from the first mortgage holder. As a result of this transaction and the anticipated liquidation of the Meadow Partnership, the Company expects to realize a taxable gain of approximately $1.4 million in 1999.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998






b.  Warrants

In January 1999 the Company issued, to one of its directors, warrants to purchase 4,132 shares of common stock for $1 per share. These warrants along with previously issued warrants to purchase 8,230 shares of the Company's common stock for $1 per share, were exercised in February 1999.

c.  Dividends

In January 1999, the Board of Directors approved a cash dividend of $1 per share payable in March 1999.