Form 10QSB
period 1999-03-31
RESOURCE CAPITAL GROUP INC
filed 1999-05-12
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number 0-20272

                       RESOURCE CAPITAL GROUP, INC.

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                                               13-3617377
---------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)

419 Crossville Road  Suite 204  Roswell, Georgia  30075
---------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  770-649-7000
---------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

As of March 31, 1999, 417,301 shares of common stock of the Registrant were outstanding.

                                       INDEX

                          RESOURCE CAPITAL GROUP, INC.

Part I.  Financial Information                                                           Page
                                                                                        Number
                                                                                        ------
         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheet - March 31, 1999
                            and December 31, 1998                                          3

                           Consolidated Statement of Operations - For the
                            Three Months Ended March 31, 1999 and 1998                     4

                           Consolidated Statement of Cash Flows - For the
                            Three Months Ended March 31, 1999 and 1998                     5

                           Notes to Consolidated Financial Statements                      6

         Item 2.           Management's Discussion and Analysis or
                            Plan of Operation                                              9

Part II. Other Information

         Item 6.           Exhibits and Reports on Form 8-K                               12

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                     MARCH 31,     DECEMBER 31,
                                                                      1999            1998
                                                                  ------------    ------------
Cash and cash equivalents                                         $  1,278,372    $  2,212,570
Investment in marketable equity securities-cat market-at market                         19,635
Investments in and receivables from partnerships                     1,428,519       1,352,941
Real and personal property, at cost
Land                                                                 2,254,005       2,254,005
 Buildings and improvements                                          5,669,536       5,611,061
 Furniture and equipment                                               332,325         311,784
 Construction in progress                                              358,690         102,218
                                                                  ------------    ------------
                                                                     8,614,556       8,279,068
 Less accumulated depreciation                                        (387,149)       (333,269)
                                                                  ------------    ------------
                                                                     8,227,407       7,945,799

Deferred charges-net of accumulated amortization                       188,014         160,065
Other assets                                                           134,185         128,392
                                                                  ------------    ------------
                                                                  $ 11,256,497    $ 11,819,402
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Accounts payable                                                 $     45,708    $     44,082
 Accrued expenses
 Interest                                                               40,282          29,778
  Payroll                                                               33,340          78,770
  Professional fees                                                     15,500          48,000
  Property taxes                                                        22,528             -0-
  Income Taxes                                                         279,163         170,594
  Other                                                                 53,513          35,486
                                                                  ------------    ------------
                                                                       444,326         362,628

 Security deposits and other                                            92,991          86,210
 Mortgages payable                                                   5,849,361       5,859,857
 Deferred tax liability                                                                265,824
                                                                  ------------    ------------

    Total Liabilities                                                6,432,386       6,618,601


Stockholders' equity
Common stock - authorized 1,000,000 shares
 $.01 par value per share, issued 520,970 shares                         5,210           5,086
 Additional paid-in capital                                          4,636,260       4,607,494
 Cash dividends paid                                                  (417,301)
 Retained earnings                                                     790,589         776,859
Treasury stock, at cost, 103,669 shares                               (190,647)       (190,647)
Unrealized gain on investment                                                            2,009
                                                                  ------------    ------------
    Total Stockholders' Equity                                       4,824,111       5,200,801
                                                                  ------------    ------------
                                                                  $ 11,256,497    $ 11,819,402
                                                                  ============    ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                           1999           1998
                                                        ---------      ---------
Income
  Rental operations                                     $ 374,294      $ 218,437
  Interest - affiliated entity                              8,723         53,145
  Equity in earnings of
    unconsolidated partnerships, net                       81,502         11,526
  Management fees - affiliated entity                       5,562         39,168
  Interest - investments                                   21,297         10,193
  Gain on sale of marketable equity securities                158
  Other income                                              1,364          3,709
                                                        ---------      ---------

     Total Income                                         492,900        336,178
                                                        ---------      ---------


Expenses
  Rental operations                                       104,260         45,767
  General and administrative                              192,185        163,636
  Interest                                                118,385         80,469
  Depreciation and amortization                            57,267         57,091
                                                        ---------      ---------

     Total Expenses                                       472,097        346,963
                                                        ---------      ---------

Income (loss) before income taxes                          20,803        (10,785)

(Provision for) benefit of income taxes                    (7,073)         3,667
                                                        ---------      ---------

Net income (loss)                                       $  13,730      $  (7,118)
                                                        =========      =========

Basic earnings (loss) per share                         $     0.3      $    (0.2)
                                                        =========      =========

Weighted average shares outstanding                       410,111        416,726
                                                        =========      =========


See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ----------------------------
                                                                     1999            1998
                                                                  -----------     ------------
Cash flows from operating activities
 Net income (loss)                                                $     13,730    $     (7,118)
 Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities
  Depreciation and amortization                                         57,267          57,091
  Equity in earning of unconsolidated partnerships                     (81,502)        (11,526)
  Provision for deferred income taxes                                 (265,824)         (3,667)
  Gain on sale of marketable equity securities                            (158)
  Issuance of stock warrants                                            16,528
  Changes in certain other accounts
   Deferred charges and other assets                                       131         (13,663)
   Accounts payable                                                      1,626          31,687
   Accrued expenses                                                     81,698         (40,619)
   Security deposits and other                                           6,781           9,342
                                                                  ------------    ------------
    Net cash provided (used) by operating activities                  (169,723)         21,527
                                                                  ------------    ------------

Cash flows from investing activities
  Additions to real and personal property                              (79,016)         (9,850)
  Construction in progress costs                                      (256,472)
  Deposits receivable                                                                  200,000
  Purchase of subsidiaries                                                          (1,262,167)
  Advances to affiliated entity, net                                                   (63,447)
  Receipt from sale of marketable equity securities                     17,784
                                                                  ------------    ------------
  Net cash (used) by investing activities                             (317,704)     (1,135,464)
                                                                  ------------    ------------

Cash flows from financing activities
 Dividends paid                                                       (417,301)
 Exercise of stock warrants                                             12,362
 Repayment of mortgage payable                                                        (836,480)
 Proceeds of mortgages payable                                          24,765       2,070,000
 Mortgage amortization payments                                        (35,261)        (17,974)
 Payments on note payable                                                              (21,327)
 Deferred mortgage costs                                               (31,336)        (42,854)
                                                                  ------------    ------------
  Net cash provided (used) by financing activities                    (446,771)      1,151,365
                                                                  ------------    ------------

 Net increase (decrease) in cash and cash equivalents                 (934,198)         37,428

Cash and cash equivalents at beginning of period                     2,212,570         673,725
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $  1,278,372    $    711,153
                                                                  ============    ============


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.


Note 2 Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its subsidiaries: 8050 Roswell Associates, LLC, (Roswell); 419 Crossville Associates, LLC (Crossville); Colonial Park Commons LLC, (Colonial); Heide Lot, LLC (Heide); 8046 Roswell Road, LLC (8046); Woodstock Office One, LLC (Woodstock); 920 Holcomb Bridge, LLC (Holcomb); RCGI Montclair I, LLC (Montclair); RCGI Oakmont, LLC, (Oakmont) and Hunter Management Company. Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 Acquisition of properties


In April, 1999 the Company submitted an earnest money deposit in the amount of $25,000 for the purchase of the 11040 Crabapple Road Building for $675,000. This property is located in Roswell, Georgia and consists of a 10,660 square foot office building.


Note 4 Earnings per share

Net earnings per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock warrants is not significant and is therefore excluded from the calculation.


Note 5 Investments in and receivables from partnerships

In April 1999 MLP sold the Aspen Walk Apartments for a sales price of $2,675,000. The Company received approximately $1,500,000 in proceeds from the sale including the principal balance of the $325,554 note receivable from MLP and the repayment of the advances to MLP.

The Company has a 2.55 percent general partner interest and a 43.10 percent limited partner interest in the Meadow Partnership. Management determined that the revenue to be derived for the Meadow property operations would not be sufficient to continue to operate the property on a profitable basis. Accordingly, on March 22, 1999, Meadow deeded its real and personal property to a third party in exchange for a nominal sum, and also received a release of all liabilities relating to the mortgage from the first mortgage holder. As a result of this transaction, the Company realized a taxable gain of approximately 1.4 million in 1999.

Note 6 Warrants

In January 1999 the Company issued, to one of its directors, warrants to purchase 4,132 shares of common stock for $1 per share. These warrants along with previously issued warrants to purchase 8,230 shares of the Company's common stock for $1 per share, were exercised in February 1999.

Note 7 Dividends

In January 1999, the Board of Directors approved a cash dividend of $1 per share of common stock, which was paid to the stockholders on March 25, 1999 in the amount of $417,301.

Note 8 Construction of an office complex

During 1998, the Company entered into a contract for the construction of an office complex on its Heide property for $792,326. As of March 31, 1999, work in the amount of $358,690 has been completed on this project and is included as a part of construction in progress in the accompanying financial statements. In connection with this project, in March, 1999 the Company closed a construction loan in the amount of $900,000, but not to exceed 75% of total development cost. The loan will mature March 1, 2004 and will require interest only payments for the first twelve months at the lender's base rate plus l%. From the thirteenth month until maturity, monthly principal and interest payments based on a 20 year amortization will be required and interest will be fixed at the five year Treasury Constant Maturity plus 275 basis points with a floor of 8%. At March 31 1999 $24,765 has been drawn under this facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company's liquidity is based primarily on its cash reserves, real estate operating income, its ability to obtain mortgage financing, its ability to sell and refinance its real estate investments, plus the interest income and loan repayments received on its notes receivable from AGS Partners MLP, L.P. (MLP). These funds are used to pay the Company's normal operating expenses and fund new acquisitions.

As of March 31, 1999, the Company had cash reserves of $1,278,372. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

For the three months ended March 31, 1999 the Company received $12,208 in interest income from MLP. Subsequently, in April 1999, MLP sold the Aspen Walk Apartments for $2,675,000. As a result, in April, 1999 the Company received $160,314 in interest income as well as $1,339,554 in principal reductions on amounts due from MLP.


Based on 1999 and future budgets and recent property valuations it appears the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

In April 1999, the Company submitted an earnest money deposit in the amount of $25,000 for the purchase of a 10,660 square foot office building located in Roswell, Georgia for $675,000 in an all cash transaction. Proceeds from the sale of Aspen Walk Apartments by MLP will be utilized to close this transaction.

For the three months ended March 31, 1999 the Company utilized $169,723 for operations principally for the deferred tax provision on the Meadow disposition and utilized $446,771 for financing activities, principally for the cash dividends paid to the stockholders in the amount of $417,301 and utilized $317,704 for investing activities, principally for the construction of the Heide office building for a net decrease in cash of $934,198 for the period.

Results of Operations

For the three months ended March 31, 1999 the Company realized net income of $13,730 compared to a net loss of $7,118 for the same period in 1998.

Total revenue for the three months ended March 31, 1999 was $492,900 versus $336,178 in 1998. Rental income increased primarily due to the Oakmont and Montclair acquisitions in July 1998. The Company recognized a gain of $158 from the sale of marketable equity securities for the three months ended March 31, 1999. Management fee income decreased $33,606 due to the April 1998 sale of Rolling Hills Apartments by MLP and the disposition of the Meadow interest.

Total expenses for the three months ended March 31, 1999 were $472,097 compared to $346,963 for the same period in 1998. This increase in expenses was the result, in part, of the July 1998 Oakmont and Montclair acquisitions. Rental operating expenses increased by $58,493 as a result of these acquisitions.

General and administrative expenses for the three months ended March 31, 1999 of $192,185 increased $28,549 from the same period last year. The increase is attributable to increased directors insurance and increased legal, professional and other expenses relating to the Company's disposition of its apartments and other investments.

Depreciation and amortization of $57,267 for the three months ended March 31, 1999 increased $176 from the same period in 1998 primarily due to the acquisitions mentioned above.

Interest expense increased $37,916 for the three months ended March 31, 1999 as compared to the corresponding period in 1998 due to the mortgages obtained on the July 1998 acquisitions of Oakmont and Montclair.

Year 2000 Conversion

The Company is in the process of selecting a new hardware system and software package to facilitate the Company in the management and operations of its office building holdings. The manufacturers have represented that the software and hardware is Year 2000 compliant. Management expects it to be installed by September 1999. The cost of the new software and hardware, including implementation and data conversion costs will be less than $25,000. The Company's other software is generally certified as Year 2000 compliant or is not considered critical to its operations.

Other than the costs of the new software and hardware to be installed in the corporate office, the Company has spent only nominal amounts on the Year 2000 issue, and does not expect any significant future expenditures. Although management believes its estimates to be accurate, no assurance can be given that these estimates will not increase or that the proposed solutions will be installed on schedule.

The Company has addressed the Year 2000 preparedness of its critical suppliers and major customers and related electronic data interfaces with these third parties. The only suppliers that are critical to the Company's operations are its banks providing banking services and the utility companies supplying utilities to the Company's office buildings. Management has contacted the Company's primary banks and utility companies and as a result, believe they are or will be compliant by the year 2000. The Company does not interface electronically with its banks or utility companies or any other major suppliers. Management does not believe that its business is itself Y2K sensitive because of the wide range, size, diversity of business and primarily non-technical nature of its tenant base.

For the same reason it is impossible to evaluate what effect, if any, year 2000 will have on the Company's customer's (primarily tenant's) suppliers and customers. Consequently, management does not know whether Y2K problems will have adverse affects on its tenants and their ability to pay rent or fees.
At present, the Company has not developed any contingency plans, but will determine whether to develop such plans when its assessment of any potential problem areas is complete.

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

                           Date:  May 11, 1999