Form 10QSB
period 1999-06-30
RESOURCE CAPITAL GROUP INC
filed 1999-08-13
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from                to
                               ---------------   ----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of June 30, 1999, 417,301 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          RESOURCE CAPITAL GROUP, INC.




Part I.  Financial Information                                                Page
                                                                             Number
                                                                             ------

         Item 1. Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheet - June 30, 1999
                 and December 31, 1998                                         3

                 Consolidated Statement of Operations - For the
                 Three Months and Six Months Ended
                 June 30, 1999 and 1998                                        4

                 Consolidated Statement of Cash Flows - For the
                 Six Months Ended June 30, 1999 and 1998                       5

                 Notes to Consolidated Financial Statements                    6

         Item 2. Management's Discussion and Analysis or
                 Plan of Operation                                             9

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                             12

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                                                   JUNE 30,       DECEMBER 31,
                                                                                                     1999             1998
                                                                                                 ------------    ------------

Cash and cash equivalents                                                                        $  2,703,091    $  2,212,570
Investment in marketable equity securities-at market                                                                   19,635
Deposit on property acquisition                                                                        75,000
Investments in and receivables from partnerships                                                      109,976       1,352,941
Real and personal property, at cost
     Land                                                                                           2,254,005       2,254,005
     Buildings and improvements                                                                     5,758,075       5,611,061
     Furniture and equipment                                                                          342,189         311,784
     Construction in progress                                                                         670,346         102,218
                                                                                                 ------------    ------------
                                                                                                    9,024,615       8,279,068
     Less accumulated depreciation                                                                   (441,708)       (333,269)
                                                                                                 ------------    ------------
                                                                                                    8,582,907       7,945,799

Deferred charges - net of accumulated amortization                                                    184,461         160,065
Other assets                                                                                          162,928         128,392
                                                                                                 ------------    ------------
                                                                                                 $ 11,818,363    $ 11,819,402
                                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Accounts payable                                                                             $     57,099    $     44,082

    Accrued expenses
       Interest                                                                                        40,282          29,778
       Payroll                                                                                         20,425          78,770
       Professional fees                                                                               21,000          48,000
       Property Taxes                                                                                  44,573
       Income Taxes                                                                                   239,489         170,594
       Other                                                                                           37,376          34,586
                                                                                                 ------------    ------------
                                                                                                      403,145         362,628

       Security deposits and other                                                                     91,124          86,210
       Mortgages payable                                                                            6,344,584       5,859,857
       Deferred tax liability                                                                                         265,824
                                                                                                 ------------    ------------
                            Total Liabilities                                                       6,895,952       6,618,601




Stockholders' equity
 Common stock - authorized 1,000,000 shares
   $.01 par value per share, issued 520,970 shares                                                      5,210           5,086
   Additional paid-in capital                                                                       4,636,260       4,607,494
   Cash dividends paid                                                                               (417,301)
   Retained earnings                                                                                  888,889         776,859
  Treasury stock, at cost, 103,669 shares                                                            (190,647)       (190,647)
  Unrealized gain on investment                                                                                         2,009
                                                                                                 ------------    ------------
                            Total Stockholders' Equity                                              4,922,411       5,200,801
                                                                                                 ------------    ------------
                                                                                                 $ 11,818,363    $ 11,819,402
                                                                                                 ============    ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE  30,                   JUNE 30,
                                                 ----------------------    --------------------------
                                                    1999         1998          1999          1998
                                                    ----         ----          ----          ----
Income
  Rental operations                              $ 372,024    $ 241,204    $   746,318    $   459,641
  Interest - affiliated entity                     111,637      309,397        120,360        362,542
  Equity in earnings of
     unconsolidated partnerships                    98,427      321,855        179,929        333,381
  Management fees - affiliated entity                1,644       27,488          7,206         66,656
  Interest - investments                            22,526       26,932         43,823         37,125
  Gain on sale of marketable equity securities                                     158
  Other income                                       1,142        3,007          2,506          6,716
                                                 ---------    ---------    -----------    -----------

     Total Income                                  607,400      929,883      1,100,300      1,266,061
                                                 ---------    ---------    -----------    -----------



Expenses
  Rental operations                                106,012       66,754        210,272        112,521
  General and administrative                       174,563      210,054        366,748        373,690
  Interest                                         119,774       89,788        238,159        170,257
  Depreciation and amortization                     58,112       39,671        115,379         96,762
                                                 ---------    ---------    -----------    -----------

     Total Expenses                                458,461      406,267        930,558        753,230
                                                 ---------    ---------    -----------    -----------

Income before income taxes                         148,939      523,616        169,742        512,831

Provision for income taxes                         (50,639)    (178,030)       (57,712)      (174,363)
                                                 ---------    ---------    -----------    -----------

Net income                                       $  98,300    $ 345,586    $   112,030    $   338,468
                                                 =========    =========    ===========    ===========

Basic earnings per share                         $     .24    $     .83    $       .27    $       .81
                                                 =========    =========    ===========    ===========

Weighted average shares outstanding                417,301      416,726        413,726        416,726
                                                 =========    =========    ===========    ===========


See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    --------------------------
                                                                        1999          1998
                                                                        ----          ----
Cash flows from operating activities
   Net Income                                                       $   112,030    $   338,468
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities
        Depreciation and amortization                                   115,379         96,762
        Equity in earnings of unconsolidated partnerships              (179,929)      (333,381)
        Provision for deferred income taxes                            (265,824)        35,905
        Gain on sale of marketable equity securities                       (158)
         Issuance of stock warrants                                      16,528
        Changes in certain other accounts
            Deferred charges and other assets                            48,804        139,287
            Accounts payable                                             13,017         37,856
            Accrued expenses                                             40,517         79,638
            Security deposits                                             4,914         11,747
                                                                    -----------    -----------
                 Net cash provided (used) by operating activities       (94,722)       406,282
                                                                    -----------    -----------

Cash flows from investing activities
      Additions to real and personal property                          (177,419)       (52,981)
      Construction in progress costs                                   (568,128)
      Purchase of subsidiaries                                                      (1,262,167)
      Proceeds from mortgage note receivable                            325,554      1,657,947
      Repayments from affiliated entity, net                          1,014,000        185,709
      Receipt from sale of marketable securities                         17,784
      Deposit on property purchase                                      (75,000)       150,000
                                                                    -----------    -----------
        Net cash provided by investing activities                       536,791        678,508
                                                                    -----------    -----------

Cash flows from financing activities
    Dividends paid                                                     (417,301)
    Exercise of stock warrants                                           12,362
    Payments on mortgage payable                                                      (836,480)
    Proceeds of mortgage payable                                        557,940      2,070,000
    Mortgage amortization payments                                      (73,213)       (44,022)
    Payments on note payable                                                           (42,976)
    Deferred mortgage costs                                             (31,336)       (43,755)
                                                                    -----------    -----------
      Net cash provided by financing activities                          48,452      1,102,767
                                                                    -----------    -----------

    Net increase in cash and cash equivalents                           490,521      2,187,557

Cash and cash equivalents at beginning of period                      2,212,570        673,725
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 2,703,091    $ 2,861,282
                                                                    ===========    ===========


See notes to consolidated financial statements

                          Resource Capital Group, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)


Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.


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

Note 3 Acquisition of properties


In May, 1999 the Company made an offer to purchase the 11040 Crabapple Road Office Building for $675,000. This property is located in Roswell, Georgia and consists of a 10,660 square foot office building. As of June 30, 1999 the Company has submitted an earnest money deposit in the amount of $25,000 for this acquisition. Subsequently, the Company has submitted an additional $25,000 and has delivered a purchase contract to the seller for signature.

In May 1999, the Company entered into a contract to purchase approximately three acres of developmental land for $1,125,000. The land is located in Roswell, Georgia. A $50,000 earnest money deposit has been escrowed by the Company pending inspection and approval of the property. In addition, in July 1999 the Company has submitted earnest money deposits totaling $50,000 for the purchase of two office buildings for $1,848,900. The sellers have accepted the Company's offers and the Company is currently negotiating formal purchase agreements. These buildings are located in Marietta, Georgia and total 20,690 square feet. The purchase price includes the assumption of existing first mortgages in the principal amount of $1,357,400.

Note 4 Earnings per share

Net earnings per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock warrants is not significant and is therefore excluded from the calculation.


Note 5 Investments in and receivables from partnerships

In April 1999 MLP sold the Aspen Walk Apartments for a sales price of $2,675,000. The Company received approximately $1,500,000 in proceeds from the sale including the principal balance of the $325,554 note receivable from MLP, the related interest income and the repayment of the advances to MLP.

The Company has a 2.55 percent general partner interest and a 43.10 percent limited partner interest in the Meadow Partnership. Management determined that the revenue to be derived for the Meadow property operations would not be sufficient to continue to operate the property on a profitable basis. Accordingly, on March 22, 1999, Meadow deeded its real and personal property to a third party in exchange for a nominal sum, and also received a release of all liabilities relating to the mortgage from the first mortgage holder. As a result of this transaction, the Company expects to report a gain for tax purposes of approximately 1.4 million in 1999. For book purposes the Company recognized income of $110,531.

Note 6 Warrants

In January 1999 the Company issued warrants to purchase 4,132 shares of common stock to its new director for $1 per share. These warrants along with previously issued warrants to purchase 8,230 shares of the Company's common stock for $1 per share, were exercised in February 1999.


Note 7 Dividends

In January 1999, the Board of Directors approved a cash dividend of $1 per share of common stock, which was paid to the stockholders on March 25, 1999 in the amount of $417,301.


Note 8 Construction of an office complex

During 1998, the Company entered into a contract for the construction of an office complex on its Heide property for $829,061. As of June 30, 1999, payments totaling $575,661 have been made on this contract and are included as part of construction in progress in the accompanying financial statements. In connection with this project, in March, 1999 the Company closed a construction loan in the amount of $900,000, but not to exceed 75% of total development cost. The loan will mature March 1, 2004 and will require interest only payments for the first twelve months at the lender's base rate plus l%. From the thirteenth month until maturity, monthly principal and interest payments based on a 20 year amortization will be required and interest will be fixed at the five year Treasury Constant Maturity plus 275 basis points with a floor of 8%. At June 30, 1999 $557,940 has been drawn under this facility.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The Company's liquidity is based primarily on its cash reserves, real estate operating and investment income, its ability to obtain mortgage financing and its ability to sell and refinance its real estate investments. These funds are used to pay the Company's normal operating expenses and fund new acquisitions.

As of June 30, 1999 the Company had cash reserves of $2,703,091. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

For the six months ended June 30, 1999 the Company received $172,522 in interest income as well as $1,339,554 in principal reductions on amounts due from MLP. MLP paid these amounts to the Company as a result of its sale in April 1999 of Aspen Walk Apartments for a sales price of $2,675,000.

The Company's other real estate investments should produce future operating cash flows and future resale values for the Company based on 1999 and future budgets and recent property valuations.

In May 1999, the Company made an offer to purchase a 10,660 square foot office building located in Roswell, Georgia for $675,000 in an all cash transaction. In May 1999 the Company entered into a contract to purchase approximately three acres of developmental land for $1,125,000. The land is located in Roswell, Georgia. A $50,000 earnest money deposit has been escrowed by the Company pending inspection and approval of the property. In addition in July 1999 the Company has submitted earnest money deposits totaling $50,000 for the purchase of two office buildings for $1,848,900. The sellers have accepted the Company's offers and the Company is currently negotiating formal purchase agreements. These buildings are located in Marietta, Georgia and total 20,690 square feet. The purchase price includes the assumption of existing first mortgages with principal balances of $1,357,400. Proceeds from the sale of Aspen Walk Apartments by MLP as well as other Company cash reserves will be utilized to close these transactions.

For the six months ended June 30, 1999 the Company utilized $94,722 for operations, principally from the provision for deferred income taxes relating to the Meadow disposition. The Company generated $48,452 from financing activities for the same period, principally from the proceeds of the construction loan in the amount of $557,940. Investing activities generated $536,791 for the period, principally from the repayments by MLP of the mortgage note receivable and advances receivable totalling $1,339,554. These activities resulted in a net increase in cash of $490,521 for the six months ended June 30, 1999.

Results of Operations

For the three months ended June 30, 1999 the Company realized net income of $98,300 compared to net income of $345,586 for the same period in 1998. For the six months ended June 30, 1999 the Company realized net income of $112,030 compared to net income of $338,468 for the same period in 1998.

Total revenue for the three months ended June 30, 1999 was $607,400 versus $929,883 in 1998. Rental income increased $130,820, primarily due to the Oakmont and Montclair acquisitions in July 1998. Management fee income decreased $25,844 due to the April 1999 sale of Aspen Walk Apartments by MLP and the disposition of the Meadow interest. Interest income-affiliated entity and equity in earnings of unconsolidated partnerships decreased $421,188 due to the April 1998 sale of Rolling Hills Apartments by MLP.

Total revenue for the six months ended June 30, 1999 was $1,100,300 verses $1,266,061 for the same period in 1998. This decrease in revenue was primarily the result of the April 1998 sale of Rolling Hills Apartments by MLP and the resulting decrease in interest-affiliated entity and equity in earnings of unconsolidated partnerships.

Total expenses for the three months ended June 30, 1999 were $458,461 compared to $406,267 for the same period in 1998. This increase in expenses was the result, in part, of the July 1998 Oakmont and Montclair acquisitions. Rental operating expenses increased by $39,258 for the three months ended June 30, 1999 as a result of these acquisitions. Total expenses for the six months ended June 30, 1999 were $930,558 verses $753,230 for the same period in 1998. This increase in expenses is also attributable to the July 1998 acquisitions of Oakmont and Montclair.

General and administrative expenses for the three months ended June 30, 1999 of $174,563 decreased $35,491 from the same period last year. The decrease in expenses is attributable to professional fees paid in 1998 relating to the Company's disposition of its apartments and other investments. For the six months ended June 30, 1999 general and administrative expenses decreased $6,942 from the corresponding period in 1998 for the same reason.

Depreciation and amortization of $58,112 for the three months ended June 30, 1999 increased $18,441 from the same period in 1998 primarily due to the Oakmont and Montclair acquisitions mentioned above. For the six months ended June 30, 1999 depreciation and amortization expenses increased by $18,617 over the 1998 amount due to the Oakmont and Montclair acquisitions in July 1998.

Interest expense increased $29,986 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 due to the mortgages obtained on the July 1998 acquisitions of Oakmont and Montclair. Interest expense increased $67,902 for the six months ended June 30, 1999 as compared to the corresponding period in 1998 for the same reason.

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

                              Date: August 12, 1999