Form 10QSB
period 1999-09-30
RESOURCE CAPITAL GROUP INC
filed 1999-11-12
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number 0-20272
                       -------

                                    RESOURCE CAPITAL GROUP, INC.
-----------------------------------------------------------------------------------------------------
                    (Exact name of small business issuer as specified in its charter)


Delaware                                                                   13-3617377
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)


419 Crossville Road, Suite 204  Roswell, GA                                  30075
-----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)


                                          770-649-7000
-----------------------------------------------------------------------------------------------------
                          (Issuer's telephone number, including area code)


-----------------------------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       [X] Yes  [_] No

            As of September 30, 1999, 417,301 shares of common stock
                      of the Registrant were outstanding.

                                     INDEX

                          RESOURCE CAPITAL GROUP, INC.

                                                                              Page
                                                                             Number
                                                                             ------

Part I.  Financial Information

         Item 1.     Consolidated Financial Statements (Unaudited)

                     Consolidated Balance Sheet-September 30,1999
                     and December 31, 1998                                      3

                     Consolidated Statement of Operations-For the
                     Three Months and Nine Months Ended
                     September 30, 1999 and 1998                                4

                     Consolidated Statement of Cash Flows-For the
                     Nine Months Ended September 30, 1999
                     and 1998                                                   5

                     Notes to Consolidated Financial Statements                 6


         Item 2.     Management's Discussion and Analysis or
                     Plan of Operation                                          9

Part II. Other Information

         Item 6.     Exhibits and Reports on Form 8-K                          12

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet


                         RESOURCE CAPITAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                          ASSETS

                                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                                    1999                    1998
                                                                                -------------           -------------

Cash and cash equivalents                                                       $   2,279,163           $   2,212,570
Investment in marketable equity securities - at market                                                         19,635
Deposit on property acquisitions                                                      150,000
Investments in and receivables from partnerships                                       64,635               1,352,941


Real and personal property, at cost
     Land                                                                           2,263,180               2,254,005
     Buildings and improvements                                                     6,685,411               5,611,061
     Furniture and equipment                                                          435,747                 311,784
     Construction in progress                                                                                 102,218
                                                                                -------------           -------------
                                                                                    9,384,338               8,279,068
     Less accumulated depreciation                                                   (506,690)               (333,269)
                                                                                -------------           -------------
        Net real and personal property                                              8,877,648               7,945,799

Deferred charges - net of accumulated amortization                                    192,022                 160,065
Other assets                                                                          154,605                 128,392
                                                                                -------------           -------------
                                                                                $  11,718,073           $  11,819,402
                                                                                =============           =============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Accounts payable                                                            $      47,859           $      44,082

    Accrued expenses
       Interest                                                                        44,610                  29,778
       Payroll                                                                         19,641                  78,770
       Professional fees                                                               33,500                  48,000
       Property taxes                                                                  53,496
       Income taxes                                                                   185,208                 170,594
       Other                                                                           24,225                  35,486
                                                                                -------------           -------------
                                                                                      360,680                 362,628

       Security deposits and other                                                    103,556                  86,210
       Mortgages payable                                                            6,306,840               5,859,857
       Deferred tax liability                                                                                 265,824
                                                                                -------------           -------------
                            Total Liabilities                                       6,818,935               6,618,601



Stockholders' equity
 Common stock - authorized 1,000,000 shares
$.01 par value per share, issued 520,970 shares                                         5,210                   5,086
Additional paid-in capital                                                          4,636,260               4,607,494
Cash dividends paid                                                                  (417,301)
Retained earnings                                                                     865,616                 776,859
Less treasury stock, at cost, 103,669 shares                                         (190,647)               (190,647)
Unrealized gain on investment                                                                                   2,009
                                                                                -------------           -------------
                            Total Stockholders' Equity                              4,899,138               5,200,801
                                                                                -------------           -------------
                                                                                $  11,718,073           $  11,819,402
                                                                                =============           =============

See notes to consolidated financial statements

b) Consolidated Statement of Operations


                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                               ------------------------------      --------------------------------
                                                   1999              1998              1999                1998
                                               -----------       ------------      ------------        ------------

Income
  Rental operations                            $    392,553      $    320,033      $  1,138,871        $    779,674
  Interest - affiliated entity                                          8,723           120,360             371,265
  Equity in earnings (loss) of
     unconsolidated partnerships                     31,563            (2,151)          211,492             331,230
  Management fees - affiliated entity                                   5,067             7,206              71,723
  Interest - investments                             28,501            17,838            72,324              54,963
  Gain on sale of marketable securities                                                     158
  Gain on sale of property                                             60,872                                60,872
  Other income                                          923               715             3,429               7,431
                                               ------------      ------------      ------------        ------------

     Total Income                                   453,540           411,097         1,553,840           1,677,158
                                               ------------      ------------      ------------        ------------

Expenses
  Rental operations                                 111,319            85,153           321,591             197,674
  General and administrative                        182,747           175,453           549,495             549,143
  Interest                                          126,202            90,625           364,361             260,882
  Depreciation and amortization                      68,533            50,415           183,912             147,177
                                               ------------      ------------      ------------        ------------

     Total Expenses                                 488,801           401,646         1,419,359           1,154,876
                                               ------------      ------------      ------------        ------------

Income (loss) before income taxes                   (35,261)            9,451           134,481             522,282

(Provision for) benefit of income taxes              11,988            (3,213)          (45,724)           (177,576)
                                               ------------      ------------      ------------        ------------

Net income (loss)                              $    (23,273)     $      6,238      $     88,757        $    344,706
                                               ============      ============      ============        ============

Basic earnings (loss) per share                $       (.06)     $        .02      $        .21        $        .83
                                               ============      ============      ============        ============

Weighted average shares outstanding                 417,301           415,701           414,931             416,381
                                               ============      ============      ============        ============

See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows


                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                           ---------------------------------
                                                                              1999                  1998
                                                                           -----------           -----------

Cash flows from operating activities
   Net Income                                                              $    88,757           $   344,706
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
        Depreciation and amortization                                          183,912               147,177
        Equity in earnings of unconsolidated partnerships                     (211,492)             (331,230)
        Provision for deferred income taxes                                   (265,824)               47,951
        Gain on sale of property                                                                     (60,872)
        Gain on sale of marketable equity securities                              (158)
        Issuance of stock warrants                                              16,528
        Changes in certain other accounts
            Deferred charges and other assets                                   57,127               155,547
            Accounts payable                                                     3,777                96,822
            Accrued expenses                                                    (1,948)               99,133
            Security deposits and other                                         17,346                30,025
                                                                           -----------           -----------
               Net cash provided (used) by operating activities               (111,975)              529,259
                                                                           -----------           -----------

Cash flows from investing activities
      Distribution from partnership                                             76,904
      Purchase of subsidiaries                                                                    (2,300,684)
      Additions to real and personal property                               (1,105,270)             (156,494)
      Proceeds from sale of property                                                                  62,584
      Proceeds from mortgage note receivable                                   325,554             1,657,947
      Repayments from investees                                              1,014,000               203,447
      Receipt from sale of marketable securities                                17,784
      Deposit on property purchase                                            (150,000)
                                                                           -----------           -----------
        Net cash provided (used) by investing activities                       178,972              (533,200)
                                                                           -----------           -----------

Cash flows from financing activities
    Dividends paid                                                            (417,301)
   Exercise of stock warrants                                                   12,362
    Payments on mortgage payable                                              (110,957)             (906,007)
    Proceeds of mortgage payable                                               557,940             1,100,000
    Payments on note payable                                                                         (64,951)
    Deferred mortgage costs                                                    (42,448)              (46,021)
    Purchase of treasury stock                                                                       (58,920)
                                                                           -----------           -----------
        Net cash provided (used) by financing activities                          (404)               24,101
                                                                           -----------           -----------

        Net increase in cash and cash equivalents                               66,593                20,160

Cash and cash equivalents at beginning of period                             2,212,570               673,725
                                                                           -----------           -----------

Cash and cash equivalents at end of period                                 $ 2,279,163           $   693,885
                                                                           ===========           ===========

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)


NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE 3 INVESTMENTS IN AND RECEIVABLES FROM PARTNERSHIPS

In April, 1999 MLP sold the Aspen Walk Apartments for a sales price of $2,675,000. The Company received approximately $1,500,000 in proceeds from the sale including the principal balance of the $325,554 note receivable from MLP, the related interest income and the repayment of the advances to MLP.

The Company owns a 2.55% general partner interest and a 43.10% limited partner interest in the Meadow Partnership. Management has determined that the revenue to be derived for the Meadow property operations would not be sufficient to continue to operate the property on a profitable basis. Accordingly, on March 22, 1999, Meadow deeded its real and personal property to a third party in exchange for a nominal sum, and also received a release of all liabilities relating to the mortgage from the first mortgage holder. As a result of this transaction, the Company expects to report a gain for tax purposes of approximately 1.4 million in 1999. For book purposes the Company recognized income of $140,213.

NOTE 4 ACQUISITION OF PROPERTIES

In May 1999, the Company entered into a contract to purchase approximately three acres of developmental land for $1,125,000. The land is located in Roswell, Georgia. A $50,000 earnest money deposit has been escrowed by the Company pending inspection and approval of the property. In addition, in September 1999, the Company entered into contracts to purchase two office buildings for $1,848,900. The buildings are located in Marietta, Georgia and total 20,690 square feet. The purchase price includes the assumption of existing first mortgages in the principal amount of $1,357,400. The Company is awaiting approval from the lender for assumption of the mortgages. The Company has placed earnest money deposits totaling $100,000.

NOTE 5 EARNINGS PER SHARE

Net earning per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock warrants is not significant and is therefore excluded from the calculation.

NOTE 6 WARRANTS

In January 1999, the Company issued warrants to purchase 4,132 shares of common stock to its new director for $1 per share. These warrants along with previously issued warrants to purchase 8,230 shares of the Company's common stock for $1 per share, were exercised in February 1999.

NOTE 7 DIVIDEND

In January 1999, the Board of Directors approved a cash dividend of $1 per share of common stock, which was paid to the stockholders on March 25, 1999 in the amount of $417,301.

NOTE 8 CONSTRUCTION OF AN OFFICE COMPLEX

During 1998, the Company entered into a contract for the construction of an office complex on its Heide property for $829,061. As of September 30, 1999, payments totaling $746,155 have been made on this contract and are included as part of the building costs in the accompanying financial statements. In connection with this project, in March 1999, the Company closed a construction loan in the amount of $900,000, but not to exceed 75% of total development cost. The loan will mature March 1, 2004 and will require interest only payments for the first twelve months at the lender's base rate plus 1%. From the thirteenth month until maturity, monthly principal and interest payments based on a twenty year amortization will be required and interest will be fixed at the five year Treasury Constant Maturity plus 275 basis points with a floor of 8%. At September 30, 1999, $557,940 has been drawn under this facility.

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

As of September 30, 1999, the Company had cash reserves of $2,279,163. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

For the nine months ended September 30, 1999 the Company received $172,522 in interest income, $76,904 in partner distribution as well as $1,339,554 in principal reductions on amounts due from MLP. These amounts were paid to the Company by MLP as a result of its sale in April 1999 of Aspen Walk Apartments for a sales price of $2,675,000.

Based on 1999 and future budgets and recent property valuations it appears the Company's other real estate investments should produce future operating cash flows and future resale values for the Company.

In May 1999, the Company entered into a contract to purchase approximately three acres of developmental land for $1,125,000. The land is located in Roswell, Georgia. A $50,000 earnest money deposit has been escrowed by the Company pending inspection and approval of the property. In addition in September 1999, the Company entered into contracts for the purchase of two office buildings for $1,848,900. These buildings are located in Marietta, Georgia and total 20,690 square feet. The purchase price includes the assumption of existing first mortgages with principal balances of $1,357,400. Proceeds from the sale of Aspen Walk Apartments by MLP as well as other Company cash reserves will be utilized to close these transactions.

For the nine months ended September 30, 1999 the Company utilized $111,975 in cash for operations, principally from the provision for deferred income taxes relating to the Meadow disposition. The Company utilized $404 in cash for the same period for financing activities, principally from the dividends paid to stockholders net of the mortgage proceeds. Investing activities generated $178,972 in cash for the period principally from the proceeds of the $1,339,554 principal reductions from MLP. These activities resulted in a net increase in cash of $66,593 for the period.

Results of Operations

For the three months ended September 30, 1999, the Company recognized a net loss of $23,273 compared to net income of $6,238 during the same period last year. For the nine months ended September 30, 1999, the Company recognized net income of $88,757 compared to net income of $344,706 for the corresponding period in 1998.

Total revenue for the three months ended September 30, 1999 was $453,540 versus $411,097 for the same period in 1998. This increase in revenue was primarily the result of the July 1998 acquisitions of Montclair and Oakmont properties and the resulting increase in rental operating income associated with these two properties. Total revenue for the nine months ended September 30, 1999 was $1,553,840 versus $1,677,158 for the same period in 1998. This decrease in revenue was primarily the result of the April 1998 sale of Rolling Hills Apartments by MLP and the resulting decrease in interest from affiliated entity and equity in earnings of unconsolidated partnerships.

Total expenses for the three months ended September 30, 1999 were $488,801 compared to $401,646 for the same period in 1998. The increase in expenses was primarily the result of the July 1998 acquisitions of Montclair and Oakmont properties and the resulting increase in rental operating expenses, interest and depreciation expense associated with these two properties. Total expenses for the nine months ended September 30, 1999 were $1,419,359 compared to $1,154,876 for the same period in 1998. This increase in expenses was also the result, in part, of the July 1998 acquisitions of the Montclair and Oakmont properties.

General and administrative expenses for the three months ended September 30, 1999 of $182,747 increased $7,294 from the same period last year. General and administrative expenses of $549,495 for the nine months ended September 30, 1999 increased $352 over the same period in 1998. The increases are attributable to the increased directors' insurance and increased staff.

Depreciation and amortization of $68,533 for the three months ended September 30, 1999 increased $18,118 over the same period in 1998 due primarily to the 1998 acquisitions of the Montclair and Oakmont properties and the resulting increase in depreciation expense. Depreciation and amortization of $183,912 for the nine months ended September 30, 1999 increased $36,735 over the same period in 1998 primarily due to the same acquisitions.

Interest expense increased $35,577 for the three months ended September 30, 1999 as compared to the corresponding period in 1998 due primarily to the mortgages obtained on the 920 Holcomb Bridge, Montclair and Oakmont properties. Interest expense of $364,361 for the nine months ended September 30, 1999 increased $103,479 over the same period in 1998 for the same reason.

Year 2000 Conversion

The Company has installed a new hardware system and software package to facilitate the Company in the management and operations of its office building holdings. The manufacturers have represented that the software and hardware is year 2000 compliant. The cost of the software and hardware, including implementation and data conversion costs was less than $25,000. The Company's other software is generally certified as Year 2000 compliant or is not considered critical to its operations.

Other than the costs of the new software and hardware installed in the corporate office, the Company has spent only nominal amounts on the year 2000 issue, and does not expect any significant future expenditures. Although management believes its estimates to be accurate, no assurance can be given that these estimates will not increase.

The Company has addressed the year 2000 preparedness of its critical suppliers and major customers and related electronic data interfaces with these third parties. The only suppliers that are critical to the Company's operations are its banks providing banking services and the utility companies supplying utilities to the Company's office buildings. Management has contacted the Company's primary banks and utility companies and as a result, believes they are or will be compliant by the year 2000. The Company does not interface electronically with its banks or utility companies or any other major suppliers. Management does not believe that it business is itself Y2K sensitive because of the wide range, size, diversity of business and primarily non-technical nature of its tenant base.

For the same reason it is impossible to evaluate what effect, if any, year 2000 will have on the Company's customer's (primarily tenant's) suppliers and customers. Consequently management does not know whether Y2K problems will have adverse affects on its tenants and their ability to pay rent or fees. At present, the Company has not developed any contingency plans, but will determine whether to develop such plans when its assessment of any potential problem areas is complete.

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


                                         Resource Capital Group, Inc.
                                                 (Registrant)



                                         By:   /s/ Albert G. Schmerge III
                                               --------------------------------
                                               Albert G. Schmerge III
                                               President, CEO and
                                               Chairman of the Board


                                         Date: November 11, 1999