Form 10KSB40
period 1999-12-31
RESOURCE CAPITAL GROUP INC
filed 2000-03-30
CIK 888242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 1999
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the transition period _________ to _________

                         Commission file number 0-20272

                          RESOURCE CAPITAL GROUP, INC.
                          ----------------------------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

            State issuer's revenues for its most recent fiscal year.
                                   $2,068,605

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1999.

                                 Not applicable


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999.

              Common stock, par value $.01 per share   416,935 shares

                                TABLE OF CONTENTS


PART I                                                                            PAGE

         Item  1.          Description of Business                                  1

         Item  2.          Description of Properties                                2

         Item  3.          Legal Proceedings                                        7

         Item  4.          Submission of Matters to a Vote of                       7
                           Security Holders

PART II

         Item  5.          Market for Common Equity and Related                     7
                           Stockholder Matters

         Item  6.          Management's Discussion and Analysis or                  8
                           Plan of Operation

         Item  7.          Financial Statements                                     9

         Item  8.          Changes in and Disagreements with                        9
                           Accountants on Accounting and
                           Financial Disclosure

PART III

         Item  9.          Directors, Executive Officers, Promoters                 9
                           and Control Persons; Compliance with
                           Section 16(a) of the Exchange Act

         Item 10.          Executive Compensation                                  11

         Item 11.          Security Ownership of Certain Beneficial                12
                           Owners and Management

         Item 12.          Certain Relationships and Related                       12
                           Transactions

PART IV

         Item 13.          Exhibits and Reports on Form 8-K                        13

                           Signatures                                              15

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS

General

                  Resource Capital Group, Inc. (the Company), was organized as a Delaware Corporation in November, 1990 to become successor in interest to AGS Properties (AGS) and assumed various general and limited partnership interest of AGS. From 1991 through 1999, the Company gradually disposed of all of the mortgage receivables and the partnership interests acquired from AGS. From 1995 to 1999, the Company made real estate investments resulting in the ownership and operation of various office buildings. During 1999, the Company's remaining two partnership investments (acquired from AGS in 1991), were liquidated (see note
3 to the Consolidated Financial Statements included under Item 7).

         The Company's investments as of December 31, 1999 include the following:

         8050 ROSWELL ASSOCIATES LLC (8050 ROSWELL), a Georgia Limited Liability Company formed in 1995 and owns a 9,000 square foot office building in Fulton County, Georgia.

         419 CROSSVILLE ASSOCIATES LLC (CROSSVILLE), a Georgia Limited Liability Company formed in 1995 and owns a 19,000 square foot office building in Fulton County, Georgia.

         COLONIAL PARK COMMONS LLC (COLONIAL), a Georgia Limited Liability Company formed in 1996 and owns a 18,387 square foot office building in Fulton County, Georgia.

         HEIDE LOT LLC (HEIDE), a Georgia Limited Liability Company formed in 1996 and owns a 10,400 square foot office building, which was constructed in 1999, in Fulton County, Georgia.

         8046 ROSWELL ROAD LLC (8046 ROSWELL), a Georgia Limited Liability Company formed in 1997 and owns an 8,000 square foot office building in Fulton County, Georgia.

         WOODSTOCK OFFICE I, LLC (WOODSTOCK), a Georgia Limited Liability Company formed in 1997 and owns a 11,250 square foot office building in Cherokee County, Georgia.

         HUNTER MANAGEMENT COMPANY (HUNTER), acquired in 1997 and owns the minority interest in various subsidiaries of the Company. Additionally, Hunter manages the properties owned by the Company's subsidiaries.

         920 HOLCOMB BRIDGE LLC (HOLCOMB BRIDGE), a Georgia Limited Liability Company formed in 1998 and owns a 14,400 square foot office building in Fulton County, Georgia.

         RCGI OAKMONT LLC (OAKMONT), a Georgia Limited Liability Company formed in 1998 and owns a 20,000 square foot office building in Jefferson County, Alabama.

         RCGI MONTCLAIR I, LLC (MONTCLAIR), a Georgia Limited Liability Company formed in 1998 and owns a 22,248 square foot office building in Jefferson County, Alabama.

         RCGI MILLWOOD, LLC (MILLWOOD), a Georgia Limited Liability Company formed in 1999 and owns an 8,886 square foot office building in Cobb County, Georgia.

         RCGI OLD CANTON, LLC (OLD CANTON), a Georgia Limited Liability Company formed in 1999 and owns an 11,804 square foot office building in Cobb County, Georgia.

         WILTON CENTER, LLC (WILTON), a Georgia Limited Liability Company formed in 1999 and owns approximately 2.9 acres of unimproved land in Fulton County, Georgia.

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

In addition, the Company also plans to construct four office buildings containing approximately 45,000 square feet on a 2.9 acre parcel which it owns in Fulton County, Georgia. The Company is not contractually obligated to construct the buildings.

Other Business Factors

The business of the Company is not seasonal and the Company does no foreign or export business.

Personnel

         As of December 31, 1999, the Company had nine employees. The Company has contracted with ADP Total Source (ADP) to provide professional employer and administrative services to the Company. ADP is the employer of record for tax reporting purposes and provides various benefits to the employees including life, medical, dental and vision insurance coverage, worker's compensation insurance coverage and other services. One of the Company's staff is employed on a part-time basis. The employees are not represented by a collective bargaining unit.

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

         In August, 1999, the Company completed construction of Colonial Park II, a 10,400 square foot office building located in Roswell, Fulton County, Georgia. Title to the property was acquired in 1996 by Heide Lot, LLC (Heide) which is owned 99% by the Company and 1% by Hunter. Heide leases office space to various tenants at rates ranging from $17 to $18 per square foot and terms ranging from 3 to 5 years. At December 31, 1999 the property was 88% occupied with 1999 rental revenue since the building was constructed of $55,933. The gross potential rent for the building based on December 1999 rents is $181,500 annually. The 1999 real estate taxes on this property totaled $2,630.

         In November 1999, the Company purchased Millwood which is an 8,886 square foot office building located in Marietta, Cobb County, Georgia. Title to Millwood is held by RCGI Millwood, LLC, which is 100% owned by the Company. Millwood leases office space to various tenants at rates ranging from $12 to $18 per square foot and terms ranging from 2 to 5 years. At December 31, 1999, the property was 100% occupied with 1999 rental revenue since acquisition of $13,937. The gross potential rent for the building based on December 1999 rents is $131,803 annually. The 1999 real estate taxes on this property totaled $7,088.

         In November 1999, the Company purchased Old Canton which is an 11,804 square foot office building located in Marietta, Cobb County, Georgia. Title to Old Canton is held by RCGI Old Canton, LLC, which is 100% owned by the Company. Old Canton leases office space to various tenants at rates ranging from $13 to $16 per square foot and terms ranging from 1 to 5 years. At December 31, 1999, the property was 100% occupied with 1999 rental revenue since acquisition of $16,726. The gross potential rent for the building based on December 1999 rents is $158,028 annually. The 1999 real estate taxes on this property totaled $8,871.

         In December 1999, the Company purchased Wilton. Title to Wilton is held by Wilton Center, LLC, which is 100% owned by the Company. Wilton owns approximately 2.9 acres of developmental land located in Roswell, Fulton County, Georgia. The 1999 real estate taxes on this land totaled $10,778.

         In February 1998 the Company purchased 920 Holcomb Bridge. Title to Holcomb Bridge is held by 920 Holcomb Bridge, LLC, which is 100% owned by the Company. Holcomb Bridge owns a 14,400 square foot office building located in Roswell, Fulton County, Georgia. Holcomb Bridge leases office space to various tenants at rates ranging from $16 to $18 per square foot and terms ranging from 1 to 5 years. At December 31, 1999 the property was 88% occupied with 1999 rental revenue of $226,839. The gross potential rent for the building based on December 1999 rents is $246,906 annually. The 1999 real estate taxes on this property totaled $19,769.

         In July 1998 the Company purchased Oakmont. Title to Oakmont is held by RCGI Oakmont, LLC, which is 100% owned by the Company. RCGI Oakmont owns a 20,000 square foot office building located in Birmingham, Jefferson County, Alabama. Oakmont leases office space to various tenants at rates ranging from $11 to $14 per square foot and terms ranging from 1 to 5 years. At December 31, 1999 the property was 95% occupied with 1999 rental revenue of $211,233. The gross potential rent for the building based on December 1999 rents is $218,532 annually. The 1999 real estate taxes on this property totaled $14,001.

         In July 1998 the Company purchased Montclair. Title to Montclair is held by RCGI Montclair I, LLC, which is 100% owned by the Company. RCGI Montclair owns a 22,248 square foot office building located in Birmingham, Jefferson County, Alabama. Montclair leases office space to various tenants at rates ranging from $10 to $16 per square foot and terms ranging from 1 to 3 years. At December 31, 1999 the property was 91% occupied with 1999 rental revenue of $227,639. The gross potential rent for the building based on December 1999 rents is $255,426 annually. The 1999 real estate taxes on this property totaled $21,579.

         In June 1997 the Company purchased Woodstock. Title to Woodstock is held by Woodstock Office I, LLC, which is 100% owned by the Company. Woodstock owns an 11,250 square foot office building located in Woodstock, Cherokee County, Georgia. Woodstock leases office space to various tenants at rates ranging from $12 to $15 per square foot and terms ranging from 1 to 3 years. At December 31, 1999 the property was 100% occupied with 1999 rental revenue of $149,515. The gross potential rent for the building based on December 1999 rents is $154,513 annually. The 1999 real estate taxes on this property totaled $10,686.

         In June 1997 the Company purchased 8046 Roswell. 8046 Roswell owns an 8,000 square foot office building located in Atlanta, Fulton County, Georgia. Title to 8046 Roswell is held by 8046 Roswell Road, LLC, which is 100% owned by the Company. 8046 Roswell leases office space to various tenants at rates ranging from $15 to $17 per square foot and terms ranging from 1 to 5 years. At December 31, 1999 the property was 100% occupied with 1999 rental revenue of $124,457. The gross potential rent for the building based on December 1999 rents is $125,465 annually. The 1999 real estate taxes on this property totaled $10,149.

         In September 1997 the Company acquired all of the outstanding shares of stock in Hunter in exchange for 10,000 shares of the Company's common stock. Hunter owns the minority interest in 8050 Roswell, Crossville, Colonial and Heide and manages various properties owned by the Company's subsidiaries. Hunter's office is located at 419 Crossville Road, Suite 203, Roswell Georgia 30075 where it leases approximately 1,200 square feet of space from Crossville.

         In September 1996, the Company and Hunter purchased Colonial. Title to Colonial is held by Colonial Park Commons, LLC, which is 99% owned by the Company and 1% by Hunter. Colonial owns an 18,387 square foot office building located in Roswell, Fulton County, Georgia. Colonial leases office space to various tenants at rates ranging from $12 to $16 per square foot and terms ranging from 1 to 3 years. At December 31, 1999 the property was 100% occupied with 1999 rental revenue of $215,776. The gross potential rent for the building based on December 1999 rents is $256,870 annually. The 1999 real estate taxes on this property totaled $16,623.

         In 1995, the Company and Hunter purchased 8050 Roswell. Title to 8050 Roswell is held by 8050 Roswell Associates, LLC, which is 75% owned by the Company and 25% by Hunter. 8050 Roswell owns a 9,000 square foot office building located in Atlanta, Fulton County, Georgia. Roswell entered into a five-year lease of the entire building to a single tenant for $88,500 annually with the tenant being responsible for all electricity and fuel bills. The 1999 real estate taxes on this property totaled $7,726.

         In 1995, the Company and Hunter purchased Crossville. Title to 419 Crossville is held by 419 Crossville Associates, LLC, which is 75% owned by the Company and 25% by Hunter. Crossville owns a 19,000 square foot office building located in Roswell, Fulton County, Georgia. Crossville leases office space to various tenants at rates ranging from $13 to $16 per square foot and terms ranging from 1 years to 3 years. At December 31, 1999 the property was 100% occupied with 1999 rental revenue of $283,286. Of this amount, $36,220 was paid to Crossville by the Company and Hunter and was eliminated from rental revenue upon consolidation. The gross potential rent for the building, if based on December 1999 rents is $291,685 annually. The 1999 real estate taxes on this property totaled $16,986.

     The Company has obtained adequate insurance coverage for all properties acquired.

Mortgages Payable

          The mortgages payable by the Company secured by the properties mentioned above as of December 31, 1999 consists of the following:

8050 Roswell - The mortgage payable bears interest
at 9.53% per annum and matures in July 2010
The terms of the mortgage require that monthly
payments of $3,766 be applied first to interest
and the balance to reduction of principal. Interest
on this loan adjusts every five years commencing
on July 1, 2000 and is computed at 325 basis
points over the average yield on U.S. Treasury
securities, as defined.                                                 $  300,866

Crossville - The mortgage payable bears interest at
7.75% per annum and matures in February 2008
The terms of the mortgage require that monthly
payments of $8,693 be applied first to interest
with the balance to reduction of principal.                              1,062,570

Colonial - The mortgage payable bears interest at
9.375% per annum and matures in October 2006
The terms of the mortgage require that monthly
payments of $7,276 be applied first to interest
with the balance to reduction of principal
Interest on this loan adjusts on October 1, 2001
and is computed at 300 basis points over the average
yield on U.S. Treasury securities, as defined.                             737,918

8046 Roswell - The mortgage payable bears interest
at 8.00% per annum and matures in June 1, 2009
The terms of the mortgage require that monthly
payments of $5,175 be applied first to interest with
the balance to reduction of principal. Interest
on this loan adjusts on June 1, 2002 and is computed
at 300 basis points over the average yield on U.S.
Treasury securities, as defined.                                           409,943

Woodstock - The mortgage payable bears interest
at 9.31% per annum and matures in December 2017
The terms of the mortgage require that monthly
payments of $5,243 be applied first to interest with
the balance to reduction of principal. Interest
on this loan adjusts every five years, commencing
on December 1, 2002 and is computed at 300 basis
points over the average yield on U.S. Treasury
securities, as defined.                                                    550,090

Holcomb Bridge - The mortgage payable bears interest
at 8.5% per annum and matures in March 2018
The terms of the mortgage require that monthly
payments of $8,418 be applied first to interest with
the balance to reduction of principal. Interest
on this loan adjusts every five years, commencing
on March 1, 2003 and is computed at 275 basis
points over the average yield on U.S.
Treasury securities, as defined. The mortgage may
be called by the lender in March 2003.                                     935,445

Montclair - The mortgage payable bears interest
at 7.14% per annum and matures in January 2019
Commencing in February 1999, the terms of the
mortgage require that monthly payments of $7,367
be applied first to interest with the balance
to reduction of principal. Interest on this
loan adjusts every five years, commencing
on January 1, 2004 and is computed at 275 basis
points over the average yield on U.S.
Treasury securities, as defined. The mortgage
may be called by the lender in January 2004.                               919,727

Oakmont - The mortgage payable bears interest
at 7.14% per annum and matures in January 2019
Commencing in February 1999, the terms of the
mortgage require that monthly payments of $6,348
be applied first to interest with the balance
to reduction of principal. Interest on this
loan adjusts every five years, commencing
on January 1, 2004 and is computed at 275 basis
points over the average yield on U.S.
Treasury securities, as defined. The mortgage
may be called by the lender in January 2004.                               792,531

Heide - Under the terms of the mortgage, the
Company may borrow up to the principal sum of
$900,000. The mortgage matures in March 2004
and requires interest only monthly payments through
March 2000 at the lender's base rate plus 1%,
which is currently at 9.5%. Commencing in
April 2000 until maturity, monthly principal and
interest payments based on a 20 year
amortization will be required and interest will
be fixed at the five-year Treasury constant
maturity plus 275 basis with a floor of 8%
As of January 13, 2000, the full amount has been
drawn under this facility.                                                 557,940

Millwood - The mortgage payable bears interest
at 7.54% per annum and matures in September 2008
The terms of the mortgage require that monthly
payments of $4,071 be applied first to interest
with the balance to reduction of principal
In addition, the mortgage payable requires
monthly escrow deposits, which currently amount to
$1,860, to be made to the mortgagee for the payment
of real estate taxes, insurance, lease reserves
and replacement reserves.                                                  574,060

Old Canton - The mortgage payable bears interest
at 7.54% per annum and matures in September 2008
The terms of the mortgage require that monthly
payments of $5,545 be applied first to interest
with the balance to reduction of principal
In addition, the mortgage payable requires
monthly escrow deposits, which currently amount to
$3,421, to be made to the mortgagee for the payment
of real estate taxes, insurance, lease reserves
and replacement reserves.                                                  781,908
                                                                        ----------

                                                                        $7,622,998
                                                                        ----------

A schedule of future amortization payments including the full $900,000 mortgage payable as of January 13, 2000 in Heide, at December 31, 1999 follows:

                           2000           $  189,789
                           2001              210,922
                           2002              229,129
                           2003              248,928
                           2004            1,080,703
                           Thereafter      6,005,587
                                          ----------
                                          $7,965,058
                                          ==========

A majority of the mortgage notes payable have been guaranteed by the Company. The above table excludes the callable provisions in Holcomb Bridge (2003), Montclair (2004) and Oakmont (2004).

ITEM 3. LEGAL PROCEEDINGS

         The Company is not aware of any material pending or threatened legal proceedings against the Company or its officers and directors.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 1999.

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

         As of December 31, 1999, there were 677 record holders of the Company's Common Stock and 416,935 shares outstanding. At December 31, 1999, there was no established broker-dealer price quotation for the Company's Common Stock. There are currently no market makers for the Company's Common Stock.

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

         As of December 31, 1999, the Company had cash reserves of $593,863. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

         In April 1999, MLP sold the Aspen Walk Apartments for $2,675,000. As a result, the Company received $172,522 in interest income, $76,904 in partner distribution, as well as $1,339,554 in principal reductions on amounts due from MLP.

         In November 1999, the Company formed Millwood and Old Canton with capital contributions of $229,848 and $320,732, respectively. Millwood and Old Canton acquired 8,886 and 11,804, respectively, square foot office buildings located in Cobb County, Georgia for $786,021 and $1,062,538, respectively. In connection with the purchase, Millwood and Old Canton assumed a mortgage payable in the amount of $574,521 and $782,538, respectively.

         In December 1999, the Company formed Wilton with a $1,178,826 capital contribution. Wilton acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. It is the intention of management to use this property to construct four office buildings containing approximately 45,000 square feet. As of December 31, 1999, the Company has incurred $37,493 of costs associated with this construction and is included in construction-in-progress in the accompanying financial statements.

         In August 1999, Heide completed the construction of a 10,400 square foot office building. The total cost of the construction was $930,622 of which $837,578 was incurred in 1999 and $93,044 was incurred in 1998. In order to fund the construction of the office building, Heide obtained a mortgage payable whereby Heide may borrow up to $900,000. As of December 31, 1999, Heide had drawn $557,940 under this facility.

         Based on 2000 and future budgets and recent property valuations it appears the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

         In 1999, the Company utilized $89,392 in cash for operations and $78,347 in cash from financing activities including mortgage proceeds of $557,940 and the payment of a $417,301 dividend to the stockholders. During 1999, the Company utilized $1,450,968 in cash for investing activities which included $1,658,158 used for investment in subsidiaries and $1,341,553 used for property additions. These amounts were partially offset by $1,530,960 in proceeds received from partnership investments. As a result, the Company utilized cash of $1,618,707 for the year.

Results of Operations

         For the year ended December 31, 1999, the Company realized net income of $21,068 compared to net income of $368,235 in 1998. Total revenue in 1999 was $2,068,605 versus $2,287,418 in 1998. This decrease in revenue was primarily due to the relatively low rate of return the Company had on its money market investments versus the interest received on the notes receivable from affiliated entity.

         Total expenses for the year ended December 31, 1999 were $1,979,796 compared to $1,629,092 in 1998. The increase in expenses was the result, in part of the July 1998 acquisitions of Oakmont and Montclair, the 1999 acquisitions of Millwood and Old Canton and the resulting increase in rental operating expenses, interest and depreciation expense associated with these properties.

         General and administrative expenses of $745,802 increased $4,556 over the 1998 level. This increase is considered immaterial.

         Depreciation and amortization of $265,035 increased $61,615 from 1998 primarily due to the 1998 and 1999 acquisitions mentioned above.

         Interest expense increased $147,122 in 1999 due to the mortgages obtained on the 1998 and 1999 acquisitions mentioned above.

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


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The principal officers and directors of the Company are:


         Name                         Age          Office
                                      ---          ------
         Albert G. Schmerge, III      55     Chairman of the Board,
                                             Chief Executive Officer,
                                             President and Director
         Norman F. Swanton            61     Secretary and Director
         Martin D. Newman             61     Director
         Rodney Knowles, III          54     Director

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

Martin D. Newman

         Mr. Newman currently is a partner in the law firm of Fromme, Schwartz, Newman & Cornicello LLP. His law expertise includes many aspects of real estate, corporate representation of public and private companies, particularly those engaged in the ownership, operation and management of real estate and securities representation of public, private and not-for profit entities generally as issuer's counsel, in connection with private placements and public offerings, including such matters arising under the Securities Exchange Act of 1934, periodic reporting requirements under said Act and other compliance matters. Previously, Mr. Newman was with the law firms of Ballon, Stoll, Bader and Nadler, PC and Wien Malkin & Bettex. He was also with the law firm of Chadbourne & Parke from 1968 to 1977 and a staff attorney with the U.S. Securities and Exchange Commission from 1963 to 1967. Mr. Newman is currently the principal of four companies which own and operate over three hundred fifty apartments and fifty retail stores in New York City.

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

ITEM 10. EXECUTIVE COMPENSATION

         The Company amended the employment agreement effective July 1, 1999 and extended the term to June 30, 2003 with Albert G. Schmerge III, the Chairman of the Board, Chief Executive Officer, President and Director of the Company. The amended agreement calls for an annual base salary of $275,000 plus an annual bonus equal to 10% of the Company's net income in excess of a 10% return on shareholder equity. Salaries earned by Mr. Schmerge during 1999 amounted to $262,500.

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

Officer Compensation

         The Company amended the employment agreement effective July 1, 1999 and extended the term to June 30, 2003 with Albert G. Schmerge III. The amended agreement calls for an annual base salary of $275,000 plus an annual bonus equal to 10% of the Company's net income in excess of a 10% return on shareholder equity.

         The employment agreement also provided for Mr. Schmerge to continue to participate in employee benefit plans consisting of life and medical insurance plans and to be provided long term disability coverage.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         (a) As of December 31, 1999, two persons owned of record or were known by the Company to own beneficially more than five percent (5%) of the Common Stock then outstanding.

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


             Name and Address of              Amount of              Percent
              Beneficial Owner          Beneficial Ownership        of Class
                                        --------------------        --------

         Albert G. Schmerge III (1)            48,000               11.5126%
         Norman F. Swanton (2)                  5,615                1.3467%
         Cullen Associates (3)                 31,808                7.6290%
         Schmerge Capital One LLP (4)           3,533                0.8474%
         Martin D. Newman (5)                   5,128                1.2299%
         Rodney Knowles III (6)                 4,132                0.9910%

         Officers and Directors
         as a Group (four people)              62,875               15.0802%

(FOOTNOTES)

(1) Mr. Schmerge is an Officer and Director of the Company.

(2) Mr. Swanton is an Officer and Director of the Company.

(3) A partnership owned by a trust for the benefit of Albert G. Schmerge III and his brothers and sisters.

(4) A Partnership owned by the family of Albert G. Schmerge, III, the Chairman & President of the Company.

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

         (3) Exhibits

         The following is a complete list of Exhibits filed as part of the Form 10-KSB Annual Report. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601(a) of Regulation S-B, which are incorporated herein:

         (2)(a) Second Amended Joint Disclosure Statement with respect to Plans of Reorganization of AGS Northbrook Associates, AGS Properties and Related Debtors. *

            (b) First Amended Plan of Reorganization of Birchwood Associates dated February 27, 1991. *

            (c) First Amended Plan of Reorganization of AGS Aspen Walk Associates dated February 27, 1991. *

            (d) First Amended Plan of Reorganization of AGS Rolling Hills Associates dated February 27, 1991 *

            (e) First Amended Plan of Reorganization of AGS Jackson Associates dated February 27, 1991. *

            (f) First Amended Plan of Reorganization of AGS Southern Lights Associates dated February 27, 1991. *

            (g) First Amended Plan of Reorganization of AGS Fountain Lake Associates dated February 27, 1991. *

            (h) Confirmation Order dated June 12, 1991 by Chief United States Bankruptcy Judge Burton Lifland. *

            (i) Second Amended Plan of Reorganization of AGS Fountains Associates dated January, 1992 *

            (j) Confirmation Order dated March 10, 1992 by Chief United States Bankruptcy Judge Burton Lifland. *

         (3)      Articles of Incorporation and By-laws. *

         *The exhibit was previously included with the Form 10 filed in June, 1992.

             (a) Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of Resource Capital Group, Inc. *

         (4)      Form of certificate representing Common Stock of the Issuer. *

         (10)(a) Amended and Restated Agreement of Limited Partnership of AGS Partners MLP, L.P. dated September 1, 1991. *

             (b) Stock Option Agreement dated as of July 1, 1991 between Resource Capital Group, Inc. and Mr. Norman F. Swanton, a Director of the Company. *

             (c) Consulting Agreement dated July 1, 1991, between Resource Capital Group, Inc. and Norman F. Swanton, a Director of the Company. *

             (d) Employment Agreement, dated as of July 1, 1991 between the Issuer and Albert G. Schmerge, III, the Issuer's Chairman, President, Chief Executive Officer and Director. *

             (e)  Minutes of Board of Directors meeting January 15, 1993. *

             (e) Letter Agreement dated August 16, 1993 between Resource Capital Group, Inc. and Household Commercial Realty, Inc. including Assignment of Deed of Trust. *

             (f) Settlement Agreement dated November 23, 1993 between Resource Capital Group, Inc. and Eastrich Multiple Investor Fund, L.P.*


             (g) Operating agreement dated April 25, 1995 for 8050 Roswell Associates, LLC a Georgia Limited Liability Company *

             (h) Operating agreement dated November 8, 1995 for 419 Crossville Associates, LLC a Georgia Limited Liability Company. *

         (27)(a)  Financial Data Schedule (for SEC use only)

         (99)(a) Report on Form 8-K filed February 7, 1995 regarding the sale of Birches and Foxfire Apartments by AGS Partners MLP, L.P. *

             (b) Report on Form 8-K originally filed on November 21, 1995 and amended on January 23,1996 regarding the purchase of a 75% interest in 419 Crossville Associates, LLC in November, 1995 *

             (c) Report on Form 8-K filed May 27, 1997 regarding the sale of Carriage House and Compass Pointe Apartments. *




         (b)      REPORTS ON FORM 8-K

                  None.

         *The exhibit was previously included with the Form 10 filed in June, 1992 or the Form 10-KSB filed in 1993 through 1997.

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




                                              Date: March 30, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title                                      Date
                                                     -----                                      ----
/s/Albert G. Schmerge III                   Chairman of the Board,                         March 30, 2000
-------------------------
Albert G. Schmerge III                      Chief Executive Officer,
                                            President and Director

/s/Norman F. Swanton                        Secretary-Treasurer                            March 30, 2000
-------------------------
Norman F. Swanton                           and Director

/s/Martin D. Newman                         Director                                       March 30, 2000
-------------------------
Martin D. Newman


/s/Rodney Knowles III                       Director                                       March 30, 2000
-------------------------
Rodney Knowles III

                          RESOURCE CAPITAL GROUP, INC.

                        Consolidated Financial Statements
                                 for year ended
                                December 31, 1999

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

Consolidated Statement of Cash Flows                                                                      F-6

Notes to Consolidated Financial Statements                                                                F-7

                          Independent Auditor's Report




To the Board of Directors
Resource Capital Group, Inc.

We have audited the accompanying consolidated balance sheet of Resource Capital Group, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Group, Inc. and Subsidiaries at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




                                                PANNELL KERR FORSTER PC






New York, NY
February 11, 2000

                          RESOURCE CAPITAL GROUP, INC.

                           Consolidated Balance Sheet
                                December 31, 1999

                                     Assets



Cash (note 2)                                                                                            $   593,863

Real and personal property, at cost (notes 1, 2, 4 and 5)
     Land                                                                         $  3,721,554
     Buildings and improvements                                                      8,404,536
     Furniture and equipment                                                           472,255
     Construction in progress                                                           37,493
                                                                                  ------------
                                                                                    12,635,838
     Less accumulated depreciation                                                    (583,918)           12,051,920
                                                                                  ------------

Deferred mortgage costs - net of accumulated amortization of
$32,581 (note 2)                                                                                            223,339

Deferred tax asset (note 7)                                                                                   19,720

Other assets                                                                                                 150,831
                                                                                                         -----------
                                                                                                         $13,039,673
                                                                                                         -----------

                      Liabilities and Stockholders' Equity

Liabilities
     Accounts payable                                                                                    $    86,440
     Accrued expenses
         Interest                                                                       52,716
         Payroll                                                                       122,418
         Professional fees                                                              26,000
         Income taxes                                                                  145,919
         Other                                                                          18,070               365,123
                                                                                  ------------
     Security deposits and other                                                                             135,493
     Mortgages payable (note 5)                                                                            7,622,998
                                                                                                         -----------
                  Total liabilities                                                                        8,210,054

Commitments and contingencies (notes 5 and 8)

Stockholders' equity (note 6)
     Common stock - $.01 par value per share, authorized
     1,000,000 shares, issued 520,970 shares                                            5,210
     Additional paid-in capital                                                      4,636,260
     Retained earnings                                                                 380,626
     Treasury stock, at cost                                                          (192,477)            4,829,619
                                                                                  ------------           -----------
                                                                                                         $13,039,673
                                                                                                         -----------


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Operations







                                                                              Year Ended
                                                                              December 31
                                                                    -------------------------------
                                                                        1999                1998
                                                                    -----------         -----------

Income
     Rental operations (notes 1, 4 and 8)                           $ 1,577,621         $ 1,147,183
     Income from partnership investments - net (note 3)                 257,189             543,310
     Management fees - affiliated entity (note 8)                         7,206              84,188
     Interest - affiliated entity (note 3)                              120,360             379,987
     Gain on sale of real property (note 4)                                  --              60,872
     Interest and other income                                          106,229              71,878
                                                                    -----------         -----------
                  Total income                                        2,068,605           2,287,418
                                                                    -----------         -----------

Expenses
     Rental operations (notes 1 and 4)                                  464,044             326,633
     General and administrative                                         745,802             741,246
     Interest (note 5)                                                  504,915             357,793
     Depreciation and amortization (note 2)                             265,035             203,420
                                                                    -----------         -----------
                  Total expenses                                      1,979,796           1,629,092
                                                                    -----------         -----------

                  Income before provision for income taxes               88,809             658,326

Provision for income taxes (note 7)                                      67,741             290,091
                                                                    -----------         -----------
                  Net income                                        $    21,068         $   368,235
                                                                    -----------         -----------

Earnings per share (note 2)
     Basic earnings per share                                       $       .05         $       .89
                                                                    -----------         -----------
     Dilutive earnings per share                                    $       .05         $       .88
                                                                    -----------         -----------





See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                 Consolidated Statement of Stockholders' Equity
                   For Years Ended December 31, 1999 and 1998


                                                                                    Unrealized
                                                         Additional                   Gain                          Total
                                               Common      Paid-in      Retained    (Loss) on      Treasury     Stockholders'
                                               Stock       Capital      Earnings    Investment       Stock         Equity
                                               ------    ----------    ---------    -----------    ---------    -------------

Balance, December 31, 1997                     $5,086    $4,607,494    $ 408,624     $   4,437     $(131,712)    $4,893,929

Net income for year ended December 31, 1998        --            --      368,235            --            --        368,235

Treasury stock acquired (note 6)                   --            --           --            --       (58,935)       (58,935)

Change in unrealized gain on investment            --            --           --        (2,428)           --         (2,428)
                                               ------    ----------    ---------     ---------     ---------     ----------

Balance, December 31, 1998                      5,086     4,607,494      776,859         2,009      (190,647)     5,200,801

Net income for year ended December 31, 1999        --            --       21,068            --            --         21,068

Issuance of warrants (note 6)                      --        16,528           --            --            --         16,528

Exercise of warrants (note 6)                     124        12,238           --            --            --         12,362

Treasury stock acquired (note 6)                   --            --           --            --        (1,830)        (1,830)

Dividends paid (note 6)                            --            --     (417,301)           --            --       (417,301)

Change in unrealized gain on investment            --            --           --        (2,009)           --         (2,009)
                                               ------    ----------    ---------     ---------     ---------     ----------

Balance, December 31, 1999                     $5,210    $4,636,260    $ 380,626     $      --     $(192,477)    $4,829,619
                                               ------    ----------    ---------     ---------     ---------     ----------

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Cash Flows


                                                                                      Year Ended
                                                                                     December 31
                                                                           ---------------------------------
                                                                               1999                 1998
                                                                           ------------         ------------

Cash flows from operating activities
     Net income                                                            $     21,068         $    368,235
     Adjustments to reconcile net income to net cash provided
      (used) by operating activities
         Depreciation and amortization                                          265,035              203,420
         Income from partnership investments - net                             (178,427)            (372,883)
         Provision for deferred income taxes                                   (285,544)              94,587
         Gain on sale of real property                                               --              (60,872)
         Gain on sale of marketable equity securities                              (157)                  --
         Issuance of stock warrants                                             16,528                   --
         Changes in certain other accounts, net of acquisitions
              Other assets                                                      (22,031)               1,744
              Accounts payable                                                   24,942               27,972
              Accrued expenses                                                   19,911              182,122
              Security deposits and other                                        49,283               47,763
                                                                           ------------         ------------
                  Net cash provided (used) by operating activities              (89,392)             492,088
                                                                           ------------         ------------
Cash flows from investing activities
     Net repayments from investees                                            1,343,723            1,861,394
     Proceeds from sale of real property                                             --               62,584
     Additions to real and personal property                                 (1,341,553)            (210,257)
     Construction in progress costs                                                  --              (60,350)
     Investments in subsidiaries                                             (1,658,158)          (2,300,684)
     Proceeds from sale of marketable equity securities                          17,783                   --
     Proceeds from disposition of partnership investments                       187,237                   --
                                                                           ------------         ------------
                  Net cash (used) by investing activities                    (1,450,968)            (647,313)
                                                                           ------------         ------------
Cash flows from financing activities
     Repayment of mortgages payable                                                  --             (836,480)
     Proceeds from mortgages payable                                            557,940            2,850,000
     Note amortization payments                                                      --              (85,258)
     Mortgage amortization payments                                            (151,858)             (96,017)
     Purchase of treasury stock                                                  (1,830)             (58,935)
     Deferred mortgage costs                                                    (77,660)             (79,240)
     Dividends paid                                                            (417,301)                  --
     Exercise of warrants                                                        12,362                   --
                                                                           ------------         ------------
                  Net cash provided (used) by financing activities              (78,347)           1,694,070
                                                                           ------------         ------------
                  Net increase (decrease) in cash                            (1,618,707)           1,538,845
Cash at beginning of year                                                     2,212,570              673,725
                                                                           ------------         ------------
Cash at end of year                                                        $    593,863         $  2,212,570
                                                                           ------------         ------------

Supplemental disclosures of cash flow information
     Cash paid during the year for interest (net of $7,686 interest
      capitalized in 1999)                                                 $    481,977         $    351,732
                                                                           ------------         ------------
     Cash paid during the year for income taxes                            $    365,067         $     43,361
                                                                           ------------         ------------
Details of investments in subsidiaries
     Prior year deposit applied to current year purchase                   $         --         $    200,000
     Real and personal property                                              (3,015,217)          (3,470,684)
     Mortgages payable                                                        1,357,059              970,000
                                                                           ------------         ------------
                                                                             (1,658,158)          (2,300,684)
                                                                           ------------         ------------
Consideration given for purchases of subsidiaries
     Cash                                                                  $  1,658,158         $  2,300,684
                                                                           ------------         ------------

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                   Notes to Consolidated Financial Statements
                               December 31, 1999


Note 1 - Organization and description of business

Resource Capital Group, Inc. (the Company) was organized as a Delaware Corporation in November 1990 to become successor in interest to AGS Properties
(AGS) and assumed various general and limited partnership interest of AGS. From 1991 through 1999, the Company gradually disposed of all of the mortgage receivables and the partnership interests acquired from AGS. From 1995 to 1999 the Company made real estate investments resulting in the ownership and operation of various office buildings. During 1999, the Company's two remaining partnership investments (acquired from AGS in 1991), were liquidated (see note
3).

As of December 31, 1999, the Company's investments include:

         8050 ROSWELL ASSOCIATES LLC (8050 ROSWELL), formed in 1995 and owns an office building in Fulton County, Georgia.

         419 CROSSVILLE ASSOCIATES LLC (CROSSVILLE), formed in 1995 and owns an office building in Fulton County, Georgia.

         COLONIAL PARK COMMONS LLC (COLONIAL), formed in 1996 and owns an office building in Fulton County, Georgia.

         HEIDE LOT LLC (HEIDE), formed in 1996 and owns an office building, which was constructed in 1999 in Fulton County, Georgia (see note 4).

         8046 ROSWELL ROAD LLC (8046 ROSWELL), formed in 1997 and owns an office building in Fulton County, Georgia.

         WOODSTOCK OFFICE I, LLC (WOODSTOCK), formed in 1997 and owns an office building in Cherokee County, Georgia.

         HUNTER MANAGEMENT COMPANY (HUNTER), formed in 1997 and owns the minority interest in various investees of the Company. Additionally, Hunter manages the properties owned by the Company's subsidiaries.

         RCGI OAKMONT LLC (OAKMONT), formed in 1998 and owns an office building in Jefferson County, Alabama.

         RCGI MONTCLAIR I, LLC (MONTCLAIR), formed in 1998 and owns an office building in Jefferson County, Alabama.

         920 HOLCOMB BRIDGE LLC (HOLCOMB BRIDGE), formed in 1998 and owns an office building in Fulton County, Georgia.

         RCGI MILLWOOD, LLC (MILLWOOD), formed in 1999 and owns an office building in Cobb County, Georgia.

         RCGI OLD CANTON, LLC (OLD CANTON), formed in 1999 and owns an office building in Cobb County, Georgia

         WILTON CENTER, LLC (WILTON), formed in 1999 and owns unimproved land in Fulton County, Georgia.

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1999


Note 2 - Significant accounting policies

Basis of accounting

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 8050 Roswell, Crossville, Colonial, Heide, 8046 Roswell, Woodstock, Hunter, Oakmont, Montclair, Holcomb Bridge, Millwood, Old Canton and Wilton. All intercompany transactions and balances have been eliminated in consolidation.

The Company's general and limited partnership interests in both MLP and Meadow were accounted for under the equity method. (See note 3.)

Use of estimates

The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant area which requires the use of management's estimates relate to the determination of the carrying value of the Company's equity investments in partnerships. Actual results could differ from those estimates.

Long-lived assets

Management evaluates the Company's long-lived assets, which consist primarily of its investments in real and personal property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount of a specific property, the assets will be written down to its fair value. No such write-downs were required in 1999 and 1998.

Disclosure about fair value of financial instruments

The carrying amount of the Company's cash, receivables, mortgages and notes payable is a reasonable approximation of fair value.

Depreciation and amortization

Depreciation of real and personal property is being provided on straight-line and accelerated methods over estimated service lives ranging from 5 to 39 years. Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $256,649 and $169,975, respectively.

Deferred mortgage costs are being amortized on a straight-line basis over the term of the respective mortgages. As a result of the refinancing of Crossville's mortgage during 1998, deferred mortgage costs in the amount of $22,554 have been fully amortized and reflected in the 1998 consolidated statement of operations.

Income taxes

Deferred tax assets and liabilities are recognized for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred tax assets are reflected at their likely realizable amount.

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1999


Cash

Cash includes cash on hand and in banks and money market funds which are available for current operations. Substantially, all of the Company's cash is maintained in a money market account on deposit with one bank. The Company has not experienced any losses on its cash deposits.

Earnings per share

The Company follows the provisions of the Financial Accounting Standards Board Statement No. 128 (SFAS 128), Earnings per Share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Year Ended
                                                                      December 31
                                                              --------------------------
                                                                 1999            1998
                                                              ---------        ---------

Numerator used for both basic and diluted
 earnings per share                                           $  21,068        $ 368,235
                                                              ---------        ---------
Denominator for basic earnings per share
     Weighted average shares outstanding                        415,284          413,780
                                                              ---------        ---------
Denominator for dilutive earnings per share
     Denominator for basic earnings per share                   415,284          413,780
     Effect of dilutive securities - warrants                         -            6,584
                                                              ---------        ---------
                                                                415,284          420,364
                                                              ---------        ---------
Basic earnings per share                                            .05              .89
                                                              ---------        ---------
Dilutive earnings per share                                   $     .05         $    .88
                                                              ---------        ---------

Investment in marketable equity securities

The Company's investment in marketable equity securities was classified as available for sale and accordingly was stated at fair value with the related unrealized gains and losses included as a separate component of stockholders' equity. During 1999 the Company sold its investment for $17,783. All realized and unrealized gains/losses were not material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS 130 requires a company to report comprehensive income and its components in a full set of financial statements. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources, such as unrealized gains (losses) on available-for-sale securities. Changes in unrealized gains (losses) during 1999 and 1998 amounted to ($2,428) and ($2,009), respectively. Accordingly, comprehensive income for the years ended December 31, 1999 and 1998 amounted to $19,059 and $365,807, respectively.

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1999


Investments in partnerships

The Company used the equity method of accounting for its partnership interests (see note 3), whereby the original costs were adjusted by the Company's share of the undistributed earnings or losses.

The equity in earnings (loss) of the Partnerships was adjusted annually to eliminate transactions with the Company.

Note 3 - Partnership investments

As discussed in note 1, upon formation, the Company acquired the following partnership investments from AGS:

- AGS PARTNERS MLP, LP (MLP) - The Company had a 1% general and a 27.55% limited partnership interest in MLP which owned and operated various residential real estate.

- AGS MEADOW OAKS ASSOCIATES (MEADOW) - The Company had a 2.55% general and a 43.10% limited partnership interest in Meadow which owned residential real estate property.

During 1999, both MLP and Meadow disposed of their remaining properties and liquidated the partnerships. In connection with the liquidation of MLP, the Company received a cash distribution of $76,904 and reimbursement of certain advances, notes, accrued interest receivable in the amount of $1,499,967. Upon the liquidation of Meadow, the Company received a cash distribution of $110,333. The following is a summary of the Company's partnership investment activity included in the accompanying statement of operations for the years ended December 31, 1999 and 1998:

                                                                               1999                 1998
                                                                           ------------         ------------

Equity in earnings (loss)
     MLP                                                                   $    446,563         $    379,325
     Meadow                                                                   1,511,199               (6,442)
                                                                           ------------         ------------
         Subtotal                                                             1,957,762              372,883
Elimination of interest on notes payable
 and management and other fees                                                   78,762              170,427
                                                                           ------------         ------------
         Total equity in earnings                                             2,036,524              543,310
                                                                           ------------         ------------

(Loss) on disposition of partnership investments
     MLP                                                                       (454,047)                  --
     Meadow                                                                  (1,325,288)                  --
                                                                           ------------         ------------
                                                                             (1,779,335)                  --
                                                                           ------------         ------------

         Net partnership investment activity                               $    257,189         $    543,310
                                                                           ------------         ------------

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1999


Note 4 -  Property acquisitions and dispositions

1999 Acquisitions

In November 1999, the Company formed Millwood and Old Canton with capital contributions of $229,848 and $320,732, respectively. Millwood and Old Canton acquired 8,886 and 11,804, respectively, square foot office buildings located in Cobb County, Georgia for $786,021 and $1,062,538, respectively. In connection with the purchase, Millwood and Old Canton assumed a mortgage payable in the amount of $574,521 and $782,538, respectively.

In December 1999, the Company formed Wilton with a $1,178,826 capital contribution. Wilton simultaneously acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. It is the intention of management to use this property to construct an office complex. As of December 31, 1999, the Company has incurred $37,493 of costs associated with the cost of constructing an office complex which is included in construction-in-progress in the accompanying financial statements.

In August 1999, Heide completed the construction of an office building. The total cost of the construction was $930,622 of which $837,578 was incurred in 1999 and $93,044 was incurred in 1998. In order to fund the construction of the office building, Heide obtained a mortgage payable whereby Heide may borrow up to $900,000 (see note 5). During the period the office building was under construction, $7,686 of interest was capitalized and is included in the cost of the office building.

1998 Acquisitions

In February 1998, Holcomb Bridge was formed and capitalized with a $273,692 contribution. Holcomb Bridge simultaneously acquired a 14,400 square foot office building located in Fulton County, Georgia for $1,250,000. The purchase was financed in part, with a $970,000 mortgage payable on the property.

In July 1998, the Company formed Oakmont and Montclair with capital contributions of $1,014,880 and $1,182,271, respectively. Oakmont and Montclair simultaneously acquired 20,000 and 22,248, respectively, square foot office buildings located in Jefferson County, Alabama, for $1,009,000 and $1,175,000, respectively. Subsequent to the purchase of the office buildings, Oakmont and Montclair obtained mortgages payable on each of the properties amounting to $810,000 and $940,000, respectively.

1998 Dispositions

During 1998, the Company sold a small portion of the Woodstock land to the State of Georgia for $62,584. As a result, the Company realized a gain on sale in the amount of $60,872.

The following summarized unaudited pro forma results of operations for the year ended December 31, 1999 assume each of the three 1999 acquisitions occurred on January 1, 1999.


Total income                                     $     2,027,625

Net income                                                66,617

Basic earnings per share                                     .16

Dilutive earnings per share                                  .16

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1999


Note 5 - Mortgages payable

The mortgages payable as of December 31, 1999 consist of the following:


8050 Roswell - The mortgage payable bears interest at 9.53% per annum and matures in July 2010. The terms of the mortgage require that monthly payments of $3,766 be applied first to interest and the balance to reduction of principal
Interest on this loan adjusts every five years, commencing on July 1, 2000 and is computed as 325 basis points over the average yield on U.S. Treasury securities,
as defined.                                                                                        $  300,866

Crossville - The mortgage payable bears interest at 7.75% per annum and matures in February 2008. The terms of the mortgage require that monthly payments of
$8,693 be applied first to interest with the balance to reduction of principal.                     1,062,570

Colonial - The mortgage payable bears interest at 9.375% per annum and matures in October 2006. The terms of the mortgage require that monthly payments of
$7,276 be applied first to interest with the balance to reduction of principal.
Interest on this loan adjusts on October 1, 2001 and is computed as 300 basis
points over the average yield on U.S. Treasury securities, as defined.                                737,918

8046 Roswell - The mortgage payable bears interest at 8.00% per annum and matures on June 1, 2009. The terms of the mortgage require that monthly payments of $5,175 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts on June 1, 2002 and is computed as 300
basis points over the average yield on U.S. Treasury securities, as defined.                          409,943

Woodstock - The mortgage payable bears interest at 9.31% per annum and matures in December 2017. The terms of the mortgage require that monthly payments of
$5,243 be applied first to interest with the balance to reduction of principal
Interest on this loan adjusts every five years, commencing on December 1, 2002 and is computed as 300 basis points over the average yield on U.S. Treasury
securities, as defined.                                                                               550,000

Holcomb  Bridge - The mortgage payable bears interest at 8.5% per annum and matures in March 2018.  The terms of the mortgage require that monthly payments of $8,418 be applied first to interest and the balance to reduction of  principal
Interest on this loan adjusts every five years commencing on March 1, 2003 and is computed as 275 basis points over the average  yield on U.S. Treasury securities,
as defined. The mortgage may be called by the lender in March 2003.                                   935,445

Montclair - The mortgage payable bears interest at 7.14% per annum and matures in January 2019. Commencing in February 1999, the terms of the mortgage required that monthly payments of $7,367 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts every five years commencing on January 1, 2004 and is computed as 275 basis points over the average yield on U.S. Treasury securities, as defined. The mortgage may be called
by the lender in January 2004.                                                                        919,727

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1999



Oakmont - The mortgage payable bears interest at 7.14% per annum and matures in January 2019. Commencing  in February 1999, the terms of the mortgage required  that monthly payments  of $6,348 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts every five years commencing on January 1, 2004 and is computed as 275 basis points over the average yield on U.S. Treasury securities, as defined. The mortgage may be called
by the lender in January 2004.                                                                      $  792,531

Heide - Under the terms of the mortgage, the Company may borrow up to the principal sum of $900,000. The mortgage  matures in March 2004 and requires interest only monthly payments through March 2000 at the lender's base rate plus
1%, which is currently at 9.5%. Commencing in April 2000 until maturity, monthly principal and interest payments based on 20-year amortization will be required and interest will be fixed at the five-year Treasury constant maturity plus 275 basis points with a floor of 8%. As of January 13, 2000 the full amount has been drawn
under this facility.                                                                                   557,940

Millwood - The mortgage payable bears interest at 7.54% per annum and matures in September 2008. The terms of the mortgage require that monthly payments of
$4,071 be applied first to interest with the balance to reduction of principal. In addition, the mortgage payable requires monthly escrow deposits, which currently amount to $1,860, to be made to the mortgagee for the payment of real estate
taxes, insurance, lease reserves and replacement reserves.                                             574,060

Old Canton - The mortgage  payable bears interest  at 7.54% per annum and  matures in September 2008. The terms of the mortgage require that monthly payments of
$5,545 be applied first to interest with the balance to reduction of principal. In addition, the mortgage payable requires monthly escrow deposits, which currently amount to $3,421, to be made to the mortgagee for the payment of real estate
taxes, insurance, lease reserves and replacement reserves.                                             781,908
                                                                                                   ----------

                                                                                                   $7,622,998
                                                                                                   ----------

A schedule of future amortization payments, including the full $900,000 mortgage payable as of January 13, 2000 in Heide, at December 31, 1999 follows:


2000                         $      189,789
2001                                210,922
2002                                229,129
2003                                248,928
2004                              1,080,703
Thereafter                        6,005,587
                             --------------
                             $    7,965,058
                             --------------

A majority of the mortgage notes payable have been guaranteed by the Company. The above table excludes the callable provisions in Holcomb Bridge (2003), Montclair (2004) and Oakmont (2004).

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1999


Note 6 - Stockholders' equity

Common stock and warrants

During 1997, the Company issued 8,230 common stock purchase warrants (warrants) valued at $24,690 to two members of the Board of Directors. In January 1999, the Company issued an additional 4,132 warrants valued at $16,528 to one of its members of the Board of Directors. Each warrant allowed the purchase of one share of the Company's common stock at a price of $1 per share. During February and March 1999, all warrants were exercised. At December 31, 1999, the Company has issued 520,970 shares of its common stock.

Treasury stock

During 1999 and 1998, the Company acquired as treasury stock 366 and 11,787 shares for $1,830 and $58,935, respectively. At December 31, 1999, the Company has 104,035 shares of treasury stock.

Dividends

In March 1999, The Company paid a cash dividend of $1 per share.

Note 7 - Income taxes

The provision (benefit) for income taxes for the years ended December 31, 1999 and 1998 is as follows:

                                 1999              1998
                             -----------        ----------
Current
     Federal                 $   292,652        $  158,093
     State                        60,633            37,411
                             -----------        ----------
                                 353,285           195,504
                             -----------        ----------
Deferred                        (285,544)           94,587
                             -----------        ----------
                             $    67,741        $  290,091
                             -----------        ----------

The difference between the total tax provision and that obtained by applying the statutory rate is as follows:

                                                                 1999             1998
                                                            ---------------  ---------------

Tax provision at statutory rate                             $       30,195   $      223,831
State taxes and other                                               37,546           66,260
                                                            ---------------  ---------------
                  Provision for income taxes                $       67,741   $      290,091
                                                            ---------------  ---------------

A summary of the net deferred income tax asset by source at December 31, 1999 is as follows:


Deferred tax asset
     Incentive stock compensation                           $        19,720
                                                            ----------------

The Company has fully utilized all available net operating loss carryforwards.

                          RESOURCE CAPITAL GROUP, INC.

                               December 31, 1999


Note 8 - Commitments

a.  Employment agreement

The Company has an employment agreement with its President which expires on June 30, 2003. The agreement calls for an annual base salary of $275,000 plus an annual bonus based on the Company's net income, as defined.

b.  Management agreements

The real estate operations of the Company's equity investees were managed by Hunter (see note 3) under an agreement which provides for fees equal to 5% of revenue as defined. Management fee income for the year ended December 31, 1999 represents fees earned by Hunter from managing MLP. Management fee income for the year ended December 31, 1998 represents fees earned by Hunter from managing MLP and Meadow. The management fee income is net of the Company's respective equity interest in those Partnerships.

c.  Operating leases

8050 Roswell, Crossville, Colonial, Heide, 8046 Roswell, Woodstock, Oakmont, Montclair, Holcomb Bridge, Millwood and Old Canton, each lease their office space under operating lease agreements expiring in various years through 2005. Future minimum annual rents to be received under operating leases currently in effect are as follows:


2000                       $  1,652,798
2001                          1,306,590
2002                            819,514
2003                            370,399
2004                            185,058
Thereafter                        6,813
                           ------------
                           $  4,341,172
                           ------------