Form 10QSB
period 2000-03-31
RESOURCE CAPITAL GROUP INC
filed 2000-05-12
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                     or

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

419 Crossville Road  Suite 204  Roswell, Georgia                                                  30075
---------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                        (Zip Code)

                                  770-649-7000
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of March 31, 2000, 416,310 shares of common stock of the Registrant were outstanding.

                                     INDEX

                          RESOURCE CAPITAL GROUP, INC.


Part I. Financial Information
                                                                                    Page
                                                                                   Number
                                                                                   ------

        Item 1.    Consolidated Financial Statements (Unaudited)


                   Consolidated Balance Sheet - March 31, 2000
                     and December 31, 1999                                            3

                   Consolidated Statement of Operations - For the
                     Three Months Ended March 31, 2000 and 1999                       4

                   Consolidated Statement of Cash Flows - For the
                     Three Months Ended March 31, 2000 and 1999                       5

                   Notes to Consolidated Financial Statements                         6


        Item 2.    Management's Discussion and Analysis or
                     Plan of Operation                                                8


Part II. Other Information

        Item 6.    Exhibits and Reports on Form 8-K                                  10

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                              MARCH 31,              DECEMBER 31,
                                                                2000                     1999
                                                            ------------             ------------
                                                            (unaudited)

Cash and cash equivalents                                   $  1,008,859             $    593,863

Real and personal property, at cost  (Note 4)
     Land                                                      3,721,554                3,721,554
     Buildings and improvements                                8,519,037                8,404,536
     Furniture and equipment                                     490,386                  472,255
     Construction in progress                                     51,725                   37,493
                                                            ------------             ------------
                                                              12,782,702               12,635,838
     Less accumulated depreciation                              (662,859)                (583,918)
                                                            ------------             ------------
                                                              12,119,843               12,051,920

Deferred tax asset                                                19,720                   19,720
Deferred charges-net of accumulated amortization                 225,921                  223,339
Other assets                                                     248,748                  150,831
                                                            ------------             ------------
                                                            $ 13,623,091             $ 13,039,673
                                                            ============             ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Accounts payable                                        $     81,687             $     86,440

    Accrued expenses
       Interest                                                   55,407                   52,716
       Payroll                                                    13,807                  122,418
       Professional fees                                          13,250                   26,000
       Property taxes                                             31,879                       --
       Income taxes                                                   --                  145,919
       Other                                                         750                   18,070
                                                            ------------             ------------
                                                                 115,093                  365,123

    Security deposits and other                                  161,109                  135,493
    Mortgages payable (Note 5)                                 8,471,413                7,622,998
                                                            ------------             ------------

                            Total Liabilities                  8,829,302                8,210,054


Stockholders' equity
 Common stock - authorized 1,000,000 shares
   $.01 par value per share, issued 520,970 shares                 5,210                    5,210
  Additional paid-in capital                                   4,636,260                4,636,260
  Retained earnings                                              347,921                  380,626
 Treasury stock, at cost, 104,660 shares                        (195,602)                (192,477)
                                                            ------------             ------------
                            Total Stockholders' Equity         4,793,789                4,829,619
                                                            ------------             ------------
                                                            $ 13,623,091             $ 13,039,673
                                                            ============             ============

See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                    -------------------------------
                                                       2000                  1999
                                                    ---------             ---------
Income
  Rental operations                                 $ 496,508             $ 374,294
  Interest - affiliated entity                             --                 8,723
  Equity in earnings of
     unconsolidated partnerships, net                      --                81,502
  Management fees - affiliated entity                      --                 5,562
  Interest - investments                                8,730                21,297
  Gain on sale of marketable equity securities             --                   158
  Other income                                         20,473                 1,364
                                                    ---------             ---------

     Total Income                                     525,711               492,900
                                                    ---------             ---------



Expenses
  Rental operations                                   134,662               104,260
  General and administrative                          192,926               192,185
  Interest                                            159,970               118,385
  Depreciation and amortization                        85,636                57,267
                                                    ---------             ---------

     Total Expenses                                   573,194               472,097
                                                    ---------             ---------

Income (loss) before income taxes                     (47,483)               20,803

(Provision for) benefit of income taxes                14,778                (7,073)
                                                    ---------             ---------

Net income (loss)                                   $ (32,705)            $  13,730
                                                    =========             =========

Basic earnings (loss) per share (Note 3)            $   (0.08)            $    0.03
                                                    =========             =========

Weighted average shares outstanding                   416,732               410,111
                                                    =========             =========

See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                     -----------------------------------
                                                                        2000                    1999
                                                                     -----------             -----------
Cash flows from operating activities
   Net income (loss)                                                 $   (32,705)            $    13,730
   Adjustments to reconcile net income (loss) to net
    cash (used) by operating acctivties
        Depreciation and amortization                                     85,636                  57,267
        Equity in earning of unconsolidated partnerships                      --                 (81,502)
        Provision for deferred income taxes                                   --                (285,544)
        Gain on sale of marketable equity securities                          --                    (158)
        Issuance of stock warrants                                            --                  16,528
        Changes in certain other accounts
            Deferred charges and other assets                            (97,917)                 19,851
            Accounts payable                                              (4,753)                  1,626
            Accrued expenses                                            (250,030)                 81,698
            Security deposits and other                                   25,616                   6,781
                                                                     -----------             -----------
                Net cash (used) by operating activities                 (274,153)               (169,723)
                                                                     -----------             -----------

Cash flows from investing activities
      Additions to real and personal property                           (132,632)                (79,016)
      Construction in progress costs                                     (14,232)               (256,472)
      Receipt from sale of marketable equity securities                       --                  17,784
                                                                     -----------             -----------
      Net cash (used) by investing activities                           (146,864)               (317,704)
                                                                     -----------             -----------

Cash flows from financing activities
    Dividends paid                                                            --                (417,301)
    Exercise of stock warrants                                                --                  12,362
    Purchase of treasury stock                                            (3,125)                     --
    Proceeds of mortgages payable                                        892,060                  24,765
    Mortgage amortization payments                                       (43,645)                (35,261)
    Deferred mortgage costs                                               (9,277)                (31,336)
                                                                     -----------             -----------
        Net cash provided (used) by financing activities                 836,013                (446,771)
                                                                     -----------             -----------

     Net increase (decrease) in cash and cash equivalents                414,996                (934,198)

Cash and cash equivalents at beginning of period                         593,863               2,212,570
                                                                     -----------             -----------

Cash and cash equivalents at end of period                           $ 1,008,859             $ 1,278,372
                                                                     ===========             ===========


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)


Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


Note 2 Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its subsidiaries: 8050 Roswell Associates, LLC, (Roswell); 419 Crossville Associates, LLC (Crossville); Colonial Park Commons LLC, (Colonial); Heide Lot, LLC (Heide); 8046 Roswell Road, LLC (8046); Woodstock Office I, LLC (Woodstock); 920 Holcomb Bridge, LLC (Holcomb); RCGI Montclair I, LLC (Montclair); RCGI Oakmont, LLC, (Oakmont); RCGI Millwood, LLC (Millwood); RCGI Old Canton,LLC (Old Canton); Wilton Center, LLC, (Wilton) and Hunter Management Company. Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 Earnings (loss) per share

Basic earnings (loss) per share of common stock is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. The diluted earnings (loss) per share for the period were the same as the basic earnings (loss) per share.


Note 4 Construction of an office complex

During 1999, the Company acquired its Wilton Center property for the purpose of constructing an office complex. As of March 31, 2000, work in the amount of $51,725 has been completed on this project and is included as a part of construction in progress in the accompanying financial statements.


Note 5 Mortgages payable

In March, 2000 the Company closed a mortgage note in the amount of $550,000 secured by the Wilton Center property in order to partially finance its acquisition costs. The note matures June 30, 2000 and requires interest only monthly payments at the lender's base rate plus l%, which is currently at 10%. The Company intends to replace this loan with a construction loan by June 30, 2000.

In addition, in January 2000 the remaining $342,060 in mortgage proceeds were drawn under the Heide credit facility. The $900,000 mortgage requires interest only monthly payments through March 2000 at the lender's base rate plus 1%. Commencing in April 2000 until maturity in March 2004, monthly principal and interest payments based on 20-year amortization will be required and interest will be fixed at the five-year Treasury constant maturity plus 275 basis points with a floor of 8%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company's liquidity is based primarily on its cash reserves, real estate operating income, its ability to obtain mortgage financing plus its ability to sell and refinance its real estate investments. These funds are used to pay the Company's normal operating expenses and fund new acquisitions.

As of March 31, 2000, the Company had cash reserves of $1,008,859. The Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

Based on 2000 and future budgets and recent property valuations it appears the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

For the three months ended March 31, 2000 the Company utilized $274,153 in cash for operating activities, principally for the reduction in accrued expenses. The Company generated $836,013 in cash from financing activities, principally from the net proceeds of mortgages payable. The Company utilized $146,864 in cash for investing activities, principally for the additions to real and personal property for an overall net increase in cash of $414,996 for the period.

Results of Operations

For the three months ended March 31, 2000 the Company realized a net loss of $32,705 compared to net income of $13,730 for the same period in 1999.

Total revenue for the three months ended March 31, 2000 was $525,711 versus $492,900 in 1999. Rental income increased $122,214 for the period primarily due to the Old Canton and Millwood acquisitions in November 1999 and the substantial completion of the Heide development in 1999. The equity in earnings and related interest income from affiliates decreased in 2000 due to the Company's disposition of its partnership investments in 1999.

Total expenses for the three months ended March 31, 2000 were $573,194 compared to $472,097 for the same period in 1999. This increase in expenses was the result, in part, of the November 1999 Old Canton and Millwood acquisitions and the substantial completion of the Heide development in 1999. Rental operating expenses increased by $30,402, interest expense increased by $41,585 and depreciation and amortization expense increased by $28,369 primarily as a result of these additions.

General and administrative expenses for the three months ended March 31, 2000 were relatively unchanged from the same period last year.

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


                                    Resources Capital Group, Inc.
                                           (Registrant)


                                    By: /s/ Albert G. Schmerge III
                                       ----------------------------------------
                                       Albert G. Schmerge III
                                       President, CEO and
                                       Chairman of the Board

                                    Date: May 12, 2000