Form 10QSB
period 2000-06-30
RESOURCE CAPITAL GROUP INC
filed 2000-08-14
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to
                               ------------    -------------

Commission File Number 0-20272
                       -------

                       RESOURCE CAPITAL GROUP, INC.
-------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

Delaware                                                     13-3617377
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
organization)                                               Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No




As of June 30, 2000, 416,310 shares of common stock of the Registrant were outstanding.

                                     INDEX

                          RESOURCE CAPITAL GROUP, INC.




Part I.  Financial Information

                                                                       Page Number
                                                                       -----------

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheet - June 30,                     3
                    2000 and December 31, 1999

                  Consolidated Statement of Operations - For the Three      4
                    Months and Six Months Ended June 30, 2000 and 1999

                  Consolidated Statement of Cash Flows - For the            5
                    Six Months Ended June 30, 2000 and 1999

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis or                   8
                    Plan of Operation



Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         10

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           Consolidated Balance Sheet


                                     ASSETS

                                                                  June 30,           December 31,
                                                                    2000                 1999
                                                                ------------         ------------
                                                                 (unaudited)

Cash and cash equivalents                                       $    805,860         $    593,863

Real and personal property, at cost (Note 4)
   Land                                                            3,722,895            3,721,554
   Buildings and improvements                                      8,640,560            8,404,536
   Furniture and equipment                                           507,467              472,255
   Construction in progress                                          121,994               37,493
                                                                ------------         ------------
                                                                  12,992,916           12,635,838
   Less accumulated depreciation                                    (741,869)            (583,918)
                                                                ------------         ------------
                                                                  12,251,047           12,051,920

Deferred tax asset                                                    66,347               19,720
Deferred charges - net of accumulated amortization                   214,926              223,339
Other assets                                                         252,908              150,831
                                                                ------------         ------------
                                                                $ 13,591,088         $ 13,039,673
                                                                ============         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable                                             $     81,876         $     86,440

   Accrued expenses
     Interest                                                         50,455               52,716
     Payroll                                                              --              122,418
     Professional fees                                                10,500               26,000
     Property taxes                                                   68,587                   --
     Income taxes                                                         --              145,919
     Other                                                               750               18,070
                                                                ------------         ------------
                                                                     130,292              365,123

     Security deposits and other                                     145,567              135,493
     Mortgages payable  (Note 5)                                   8,497,371            7,622,998
                                                                ------------         ------------
                 Total Liabilities                                 8,855,106            8,210,054




Stockholders' equity
Common stock - authorized 1,000,000 shares
 $.01 par value per share, issued 520,970 shares                       5,210                5,210
 Additional paid-in capital                                        4,636,260            4,636,260
 Retained earnings                                                   290,114              380,626
 Treasury stock, at cost, 104,660 shares                            (195,602)            (192,477)
                                                                ------------         ------------
                 Total Stockholders' Equity                        4,735,982            4,829,619
                                                                ------------         ------------
                                                                $ 13,591,088         $ 13,039,673
                                                                ============         ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Operations
                                  (Unaudited)



                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                     ---------------------------         -------------------------------
                                                        2000              1999               2000                1999
                                                     ---------         ---------         -----------         -----------
Income
 Rental operations                                   $ 505,857         $ 372,024         $ 1,002,365         $   746,318
 Interest - affiliated entity                               --           111,637                  --             120,360
 Equity in earnings of
  unconsolidated partnerships                               --            98,427                  --             179,929
 Management fees - affiliated entity                        --             1,644                  --               7,206
 Interest - investments                                 12,365            22,526              21,095              43,823
 Gain on sale of marketable equity securities               --                --                  --                 158
 Other income                                            4,411             1,142              24,884               2,506
                                                     ---------         ---------         -----------         -----------

  Total Income                                         522,633           607,400           1,048,344           1,100,300
                                                     ---------         ---------         -----------         -----------



Expenses
 Rental operations                                     148,155           106,012             282,817             210,272
 General and administrative                            188,279           174,563             381,205             366,748
 Interest                                              165,825           119,774             325,795             238,159
 Depreciation and amortization                         107,960            58,112             193,596             115,379
                                                     ---------         ---------         -----------         -----------

  Total Expenses                                       610,219           458,461           1,183,413             930,558

Income (loss) before income taxes                      (87,586)          148,939            (135,069)            169,742

(Provision for) benefit of income taxes                 29,779           (50,639)             44,557             (57,712)
                                                     ---------         ---------         -----------         -----------

Net income (loss)                                    $ (57,807)        $  98,300         $   (90,512)        $   112,030
                                                     =========         =========         ===========         ===========

Basic earnings (loss) per share                      $   (0.14)        $    0.24         $     (0.22)        $      0.27
                                                     =========         =========         ===========         ===========

Weighted average shares outstanding                    416,310           417,301             416,521             413,726
                                                     =========         =========         ===========         ===========


See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                         Six Months Ended
                                                                             June 30,
                                                                 -------------------------------
                                                                     2000                1999
                                                                 -----------         -----------
Cash flows from operating activities
 Net income (loss)                                               $   (90,512)        $   112,030
 Adjustments to reconcile net income (loss) to net
 cash (used) by operating activities
   Depreciation and amortization                                     193,596             115,379
   Equity in earnings of unconsolidated partnerships                      --            (179,929)
   Provision for deferred income taxes                                    --            (285,544)
   Gain on sale of marketable equity securities                           --                (158)
   Issuance of stock warrants                                             --              16,528
   Changes in certain other accounts
     Deferred charges and other assets                              (148,704)             68,524
     Accounts payable                                                 (4,564)             13,017
     Accrued expenses                                               (234,831)             40,517
     Security deposits and other                                      10,074               4,914
                                                                 -----------         -----------
      Net cash (used) by Operating activities                       (274,941)            (94,722)
                                                                 -----------         -----------

Cash flows from investing activities
   Additions to real and personal property                          (272,577)           (177,419)
   Construction in progress costs                                    (84,501)           (568,128)
   Proceeds from mortgage note receivable                                 --             325,554
   Repayments from affiliated entity, net                                 --           1,014,000
   Receipt from sale of marketable securities                             --              17,784
   Deposit on property purchase                                           --             (75,000)
                                                                 -----------         -----------
     Net cash provided (used) by investing activities               (357,078)            536,791
                                                                 -----------         -----------

Cash flows from financing activities
 Dividends paid                                                                         (417,301)
 Exercise of stock warrants                                                               12,362
 Payments on mortgage payable                                     (1,278,670)                 --
 Proceeds of mortgages and notes payable                           2,242,060             557,940
 Mortgage amortization payments                                      (89,017)            (73,213)
 Purchase of treasury stock                                           (3,125)                 --
 Deferred mortgage costs                                             (27,232)            (31,336)
                                                                 -----------         -----------
   Net cash provided by financing activities                         844,016              48,452
                                                                 -----------         -----------

 Net increase in cash and cash equivalents                           211,997             490,521

Cash and cash equivalents at beginning of period                     593,863           2,212,570
                                                                 -----------         -----------

Cash and cash equivalents at end of period                       $   805,860         $ 2,703,091
                                                                 ===========         ===========

Supplemental disclosures of cash flow information
    Cash paid during the period for interest                     $   328,056         $   227,655
                                                                 ===========         ===========
    Cash paid during the period for income taxes                 $   221,880         $   270,008
                                                                 ===========         ===========

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)


Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Note 3 Earnings (loss) per share

Basic earnings (loss) per share of common stock is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. The diluted earnings (loss) per share for each period presented were the same as the basic earnings (loss) per share.

Note 4 Construction of an office complex

During 1999, the Company acquired its Wilton Center property for the purpose of constructing an office complex. As of June 30, 2000, work in the amount of $121,994 has been completed on this project and is included as a part of construction in progress in the accompanying financial statements.

Note 5 Mortgages and notes payable

On June 23, 2000 the Company closed a mortgage note in the amount of $1,350,000 secured by the Colonial property. The note bears interest at 10% per annum and matures on June 23, 2005. The terms of the note require that monthly payments of $13,158 be applied first to interest and the balance to reduction of principal. Proceeds of the loan were used to repay the existing first mortgage on the property in the amount of $728,670.

In March, 2000, the Company closed a ninety day bank note in the amount of $550,000 secured by the Wilton Center property in order to partially finance its acquisition costs. The note was repaid in June 2000 and required interest only monthly payments at the lender's base rate plus l%, which was 10.5% at maturity.

In addition, in January 2000 the remaining $342,060 in mortgage proceeds were drawn under the Heide credit facility. The $900,000 mortgage requires interest only monthly payments through March 2000 at the lender's base rate plus 1%. Commencing in April 2000 the note bears interest at 9.38% per annum until maturity in March 2004. The terms of the note require that monthly payments of $8,319 be applied first to interest and the balance to reduction of principal.

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

As of June 30, 2000, the Company had cash reserves of $805,860. Management believes the Company's cash reserves and current level of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

Based on 2000 and future budgets and recent property valuations it appears the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

For the six months ended June 30, 2000 the Company utilized $274,941 in cash from operating activities, principally from the reduction in accrued expenses. The Company generated $844,016 in cash from financing activities, principally from the net proceeds of mortgages payable. The Company utilized $357,078 in cash from investing activities, principally from the additions to real and personal property. These activities resulted in an overall net increase in cash of $211,997 for the six months ended June 30, 2000.

Results of Operations

For the three months ended June 30, 2000 the Company realized a net loss of $57,807 compared to net income of $98,300 for the same period in 1999. For the six months ended June 30, 2000 the Company realized a net loss of $90,512 compared to net income of $112,030 for the same period in 1999.

These figures reflect a decrease in net income of $156,107 for the three month period ending June 30, 2000 and $202,542 for the six month period ending June 30, 2000 when compared to the same periods in 1999. This decline was caused primarily by the loss in revenues associated with the Company's final transition from apartment type partnership and mortgage investments with affiliated entities to constructing, owning, and operating specialized office buildings. Revenues from these affiliated entities dropped by $211,708 and $307,495 for the latest quarter and 6 month periods respectively when compared to 1999 results for the same periods. These decreases resulted from the transitioning of the Company's assets from income producing partnership and mortgage holdings into the acquisition of development land and office construction and reconstruction projects that will not begin producing revenues until construction is completed and the properties are leased up.

These decreases, however, were partially offset by increases in rental revenues of $133,833 and $256,047 respectively for the second quarter and six month periods ending June 30, 2000 when compared to the same periods of 1999. These increases were due primarily to the acquisitions of Old Canton and Millwood and substantial completion of the construction and lease up of Colonial Park II (Heide) at the end of 1999.

The net result of the increase in rental income and the decrease in income from affiliates was that total revenue only slightly decreased for the six months ended June 30,2000($1,048,344 versus $1,100,300) when compared to the same period in 1999.

The increase in rental income however was accompanied by an increase in rental operating expenses, interest and depreciation and amortization expenses. Total expenses for the three months ended June 30, 2000 were $610,219 compared to $458,461 for the same period in 1999. This increase in expenses was the result, in part, of the November 1999 Old Canton and Millwood acquisitions and the substantial completion of the Heide development in 1999. Rental operating expenses increased by $42,143, interest expense increased by $46,051 and depreciation and amortization expense increased by $49,848 primarily as a result of these additions. In addition, unamortized loan costs on the Colonial mortgage in the amount of $26,550 were amortized in June 2000 when the mortgage was repaid.

Total expenses for the six months ended June 30, 2000 were $1,183,413 versus $930,558 for the same period in 1999. This increase in expenses is also attributable, in part, to the November 1999 acquisitions of Old Canton and Millwood, the substantial completion of the Heide development in 1999 and the amortization of the remaining loan costs in the amount of $26,550 on the Colonial mortgage that was repaid in June 2000. Rental operating expenses increased by $72,545, interest expense increased by $87,636 and depreciation and amortization expense increased by $78,217 when compared to the same period in 1999.

General and administrative expenses for the three months ended June 30, 2000 of $188,279 increased $13,716 from the same period last year. This increase in expenses is attributable to increased wages and professional fees. For the six months ended June 30, 2000 general and administrative expenses increased $14,457 from the corresponding period in 1999 for the same reason.

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

                           Date: August 14, 2000