Form 10QSB
period 2000-09-30
RESOURCE CAPITAL GROUP INC
filed 2000-11-14
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


         As of September 30, 2000, 416,310 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          RESOURCE CAPITAL GROUP, INC.

                                                                              Page
         Part I.  Financial Information                                      Number
                                                                             ------

            Item 1.        Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheet-September 30, 2000
                                and December 31, 1999                            3

                           Consolidated Statement of Operations-For the
                                Three Months and Nine Months Ended
                                September 30, 2000 and 1999                      4

                           Consolidated Statement of Cash Flows-For the
                                Nine Months Ended September 30, 2000
                                and 1999                                         5

                           Notes to Consolidated Financial Statements            6

            Item 2.        Management's Discussion and Analysis or
                                Plan of Operation                                9

         Part II.  Other Information

            Item 6.        Exhibits and Reports on Form 8-K                     11

         Signatures                                                             12

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      2000               1999
                                                                  -------------      ------------
                                                                   (UNAUDITED)
Cash and cash equivalents                                         $    530,367       $    593,863

Real and personal property, at cost
     Land                                                            3,722,895          3,721,554
     Buildings and improvements                                      8,716,184          8,404,536
     Furniture and equipment                                           525,922            472,255
     Construction in progress                                          297,771             37,493
                                                                  ------------       ------------
                                                                    13,262,772         12,635,838
     Less accumulated depreciation                                    (819,273)          (583,918)
                                                                  ------------       ------------
        Net real and personal property                              12,443,499         12,051,920

Deferred tax asset                                                     111,764             19,720
Deferred charges-net of accumulated amortization                       212,446            223,339
Other assets                                                           308,353            150,831
                                                                  ------------       ------------
                                                                  $ 13,606,429       $ 13,039,673
                                                                  ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Accounts payable                                              $    187,364       $     86,440

    Accrued expenses
       Interest                                                         50,271             52,716
       Payroll                                                          15,328            122,418
       Professional fees                                                25,000             26,000
       Property taxes                                                   97,897
       Income taxes                                                                       145,919
       Other                                                               750             18,070
                                                                  ------------       ------------
                                                                       189,246            365,123

       Security deposits and other                                     116,043            135,493
       Mortgages payable                                             8,449,306          7,622,998
                                                                  ------------       ------------
                            Total Liabilities                        8,941,959          8,210,054

Stockholders' equity

 Common stock - authorized 1,000,000 shares
$.01 par value per share, issued 520,970 shares                          5,210              5,210
Additional paid-in capital                                           4,652,912          4,636,260
Retained earnings                                                      201,950            380,626
Less treasury stock, at cost, 104,660 shares                          (195,602)          (192,477)
                                                                  ------------       ------------
                            Total Stockholders' Equity               4,664,470          4,829,619
                                                                  ------------       ------------
                                                                  $ 13,606,429       $ 13,039,673
                                                                  ============       ============

See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                             -------------------------        ----------------------------
                                                2000            1999             2000             1999
                                             ---------       ---------        ----------        ----------
Income
  Rental operations                          $ 485,713       $ 392,553        $1,488,078        $1,138,871
  Interest - affiliated entity                                                                     120,360
  Equity in earnings (loss) of
     unconsolidated partnerships                                31,563                             211,492
  Management fees - affiliated entity                                                                7,206
  Interest - investments                         8,962          28,501            30,057            72,324
  Gain on sale of marketable securities                                                                158
  Other income                                   1,429             923            26,313             3,429
                                             ---------       ---------        ----------        ----------

     Total Income                              496,104         453,540         1,544,448         1,553,840
                                             ---------       ---------        ----------        ----------



Expenses
  Rental operations                            145,052         111,319           427,869           321,591
  General and administrative                   219,457         182,747           600,662           549,495
  Interest                                     180,442         126,202           506,237           364,361
  Depreciation and amortization                 84,734          68,533           278,330           183,912
                                             ---------       ---------        ----------        ----------

     Total Expenses                            629,685         488,801         1,813,098         1,419,359
                                             ---------       ---------        ----------        ----------

Income (loss) before income taxes             (133,581)        (35,261)         (268,650)          134,481

(Provision for) benefit of income taxes         45,417          11,988            89,974           (45,724)
                                             ---------       ---------        ----------        ----------

Net income (loss)                            $ (88,164)      $ (23,273)       $ (178,676)       $   88,757
                                             =========       =========        ==========        ==========

Basic earnings (loss) per share              $    (.21)      $    (.06)       $     (.43)       $      .21
                                             =========       =========        ==========        ==========

Weighted average shares outstanding            416,310         417,301           416,446           414,931
                                             =========       =========        ==========        ==========

See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               -----------------------------
                                                                  2000               1999
                                                               -----------       -----------
Cash flows from operating activities
   Net Income (loss)                                           $  (178,676)      $    88,757
   Adjustments to reconcile net income (loss) to net
    cash (used) by operating activities
        Depreciation and amortization                              278,330           183,912
        Equity in earnings of unconsolidated partnerships                           (211,492)
        Provision for deferred income taxes                                         (285,544)
        Gain on sale of marketable equity securities                                    (158)
        Issuance of stock warrants                                  16,652            16,528
        Changes in certain other accounts
            Deferred charges and other assets                     (249,566)           76,847
            Accounts payable                                       100,924             3,777
            Accrued expenses                                      (175,877)           (1,948)
            Security deposits and other                            (19,450)           17,346
                                                               -----------       -----------
               Net cash (used) by operating activities            (227,663)         (111,975)
                                                               -----------       -----------

Cash flows from investing activities
      Distribution from partnership                                                   76,904
      Construction in progress costs                              (260,278)
      Additions to real and personal property                     (366,656)       (1,105,270)
      Proceeds from mortgage note receivable                                         325,554
      Repayments from affiliated entity                                            1,014,000
      Receipt from sale of marketable securities                                      17,784
      Deposit on property purchase                                                  (150,000)
                                                               -----------       -----------
         Net cash provided (used) by investing activities         (626,934)          178,972
                                                               -----------       -----------

Cash flows from financing activities
    Dividends paid                                                                  (417,301)
    Exercise of stock warrants                                                        12,362
    Payments on mortgage payable                                (1,278,670)
    Proceeds of mortgage payable                                 2,242,060           557,940
    Mortgage amortization payments                                (137,082)         (110,957)
    Deferred mortgage costs                                        (32,082)          (42,448)
    Purchase of treasury stock                                      (3,125)
                                                               -----------       -----------
      Net cash provided (used) by financing activities             791,101              (404)
                                                               -----------       -----------

     Net increase (decrease) in cash and cash equivalents          (63,496)           66,593

Cash and cash equivalents at beginning of period                   593,863         2,212,570
                                                               -----------       -----------

Cash and cash equivalents at end of period                     $   530,367       $ 2,279,163
                                                               ===========       ===========
Supplemental disclosures of cash flow information
   Cash paid during the period for interest                    $   508,682       $   349,529
                                                               ===========       ===========
   Cash paid during the period for income taxes                $   244,742       $   320,883
                                                               ===========       ===========

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Resource Capital Group Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Note 2 Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements of the Company include the accounts of Resource Capital Group, Inc. and its subsidiaries: 8050 Roswell Associates, LLC, (Roswell); 419 Crossville Associates, LLC (Crossville); Colonial Park Commons LLC, (Colonial); Heide Lot, LLC (Heide); 8046 Roswell Road, LLC (8046); Woodstock Office I, LLC (Woodstock); 920 Holcomb Bridge, LLC (Holcomb); RCGI Montclair I, LLC (Montclair); RCGI Oakmont, LLC, (Oakmont); RCGI Millwood, LLC (Millwood); RCGI Old Canton,LLC (Old Canton); Wilton Center, LLC, (Wilton) and Hunter Management Company. Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or through the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 Earnings (loss) per share

Basic earnings (loss) per share of common stock is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. The dilutive effect of stock warrants is not considered significant for any of the periods presented.

Note 4 Construction of an office complex

During 2000, the Company entered into a contract for the construction of an office complex on its Wilton property for $4,207,101. As of September 30, 2000 costs of $64,554 have been incurred on this contract and are included as a part of the $297,771 construction in progress in the accompanying financial statements.

In connection with this project, in November 2000 the Company closed a construction loan in the amount of $4,640,000, but not to exceed 80% of total development cost. The loan will mature November 1, 2005 and will require interest only payments for the first twelve months at the lender's base rate. From the thirteenth month until maturity fixed monthly principal payments of $4,608 plus interest at the lender's base rate will be required. At September 30, 2000 nothing has been drawn under this facility.

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

In March, 2000, the Company closed a ninety day bank note in the amount of $550,000 secured by the Wilton Center property in order to partially finance its acquisition costs. The note was repaid in June 2000 and required monthly payments of interest only at the lender's base rate plus l%, which was 10.5% at maturity.

In January 2000 the remaining $342,060 in mortgage proceeds were drawn under the Heide credit facility. The $900,000 mortgage required interest only monthly payments through March 2000 at the lender's base rate plus 1%. Commencing in April 2000 the interest was fixed at 9.38% per annum until maturity in March 2004. The terms of the note require that monthly payments of $8,319 be applied first to interest and the balance to reduction of principal.

Note 6 Warrants

In September 2000 the Company issued 4,163 common stock purchase warrants valued at $16,652 to its new member of the Board of Directors. Each warrant allows the purchase of one share of the Company's common stock at a price of $1 per share. The warrants are exercisable until August 31, 2003. At September 30, 2000, none of these warrants have been exercised.

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

As of September 30, 2000, the Company had cash reserves of $530,367. Management believes the Company's cash reserves and current and projected future levels of income are sufficient to meet the Company's current level of operating expenses on an ongoing basis.

Based on the year 2000 and future budgets and recent property valuations management believes that the Company's real estate investments should produce future operating cash flows and future resale values for the Company.

For the nine months ended September 30, 2000 the Company utilized $227,663 in cash from operating activities, principally from operating losses and an increase in deferred charges and other assets. The Company generated $791,101 in cash from financing activities, principally from the net proceeds of mortgages payable. The Company utilized $626,934 in cash for investing activities, principally for the additions to real and personal property and construction in progress. These activities resulted in an overall net decrease in cash of $63,496 for the nine months ended September 30, 2000.

Results of Operations

For the three months ended September 30, 2000 the Company realized a net loss of $88,164 compared to a net loss of $23,273 for the same period in 1999. For the nine months ended September 30, 2000 the Company realized a net loss of $178,676 compared to net income of $88,757 for the same period in 1999.

These figures reflect a decrease in earnings of $64,891 for the three month period ended September 30, 2000 and $267,433 for the nine month period ended September 30, 2000 when compared to the same periods in 1999. This decline was caused primarily by the loss in revenues associated with the Company's final transition from apartment type partnership and mortgage investments with affiliated entities to constructing, owning, and operating specialized office buildings. Revenues from these affiliated entities dropped by $31,563 and $339,058 for the latest quarter and nine month periods respectively when compared to 1999 results for the same periods. These decreases resulted from the transitioning of the Company's assets from income producing partnership and mortgage holdings into the acquisition of development land and office construction and reconstruction projects that will not begin producing revenues until construction is completed and the properties are leased up.

These decreases, however, were partially offset by increases in rental revenues of $93,160 and $349,207 respectively for the third quarter and nine month periods ended September 30, 2000 when compared to the same periods of 1999. These increases were due primarily to the acquisitions of Old Canton and Millwood and substantial completion of the construction and lease up of Colonial Park II (Heide) at the end of 1999.

The net result of the increase in rental income and the decrease in income from affiliates was that total revenue only slightly decreased for the nine months ended September 30, 2000 ($1,544,448 versus $1,553,840) when compared to the same period in 1999.

The increase in rental income however was accompanied by an increase in rental operating expenses, interest and depreciation and amortization expenses. Total expenses for the three months ended September 30, 2000 were $629,685 compared to $488,801 for the same period in 1999. This increase in expenses was the result, in part, of the November 1999 Old Canton and Millwood acquisitions and the substantial completion of the Heide development in 1999. Rental operating expenses increased by $33,733, interest expense increased by $54,240 and depreciation and amortization expense increased by $16,201 primarily as a result of these additions.

Total expenses for the nine months ended September 30, 2000 were $1,813,098 versus $1,419,359 for the same period in 1999. This increase in expenses is also attributable, in part, to the November 1999 acquisitions of Old Canton and Millwood, the substantial completion of the Heide development in 1999 and the amortization of the remaining loan costs in the amount of $22,248 on the Colonial mortgage that was repaid in June 2000. Rental operating expenses increased by $106,278, interest expense increased by $141,876 and depreciation and amortization expense increased by $94,418 when compared to the same period in 1999.

General and administrative expenses for the three months ended September 30, 2000 of $219,457 increased $36,710 from the same period last year. This increase in expenses is attributable to increased wages and professional fees and the September 2000 issuance of stock warrants to an outside director valued at $16,652. For the nine months ended September 30, 2000 general and administrative expenses increased $51,167 from the corresponding period in 1999 for primarily the same reason.

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

                                     Date: November 14, 2000