Form 10QSB
period 2001-03-31
RESOURCE CAPITAL GROUP INC
filed 2001-05-14
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

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

As of March 31, 2001, 415,936 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          RESOURCE CAPITAL GROUP, INC.

Part I. Financial Information

                                                                                                     Page Number
                                                                                                     -----------
         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheet - March 31, 2001                                             3
                      and December 31, 2000

                  Consolidated Statement of Operations - For the Three                                    4
                      Months Ended March 31, 2001 and 2000

                  Consolidated Statement of Cash Flows - For the                                          5
                      Three Months Ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements                                              6

         Item 2.  Management's Discussion and Analysis or                                                 8
                      Plan of Operation

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                       10


            Signatures                                                                                   11

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a)       Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                                 MARCH 31,             DECEMBER 31,
                                                                                   2001                   2000
                                                                                ------------           ------------
                                                                                (unaudited)
Cash                                                                            $    775,905           $    517,371

Real and personal property, at cost
     Land                                                                          3,722,895              3,722,895
     Buildings and improvements                                                    8,838,447              8,800,628
     Furniture and equipment                                                         550,723                536,465
     Construction in progress                                                      3,621,906              1,434,835
                                                                                ------------           ------------
                                                                                  16,733,971             14,494,823
     Less accumulated depreciation                                                  (977,994)              (902,130)
                                                                                ------------           ------------
                                                                                  15,755,977             13,592,693
                                                                                ------------           ------------

Prepaid income taxes                                                                  69,589                 69,479
Deferred tax asset                                                                   169,074                137,795
Deferred charges-net of accumulated amortization                                     269,748                280,778
Other assets                                                                         203,584                175,299
                                                                                ------------           ------------
                                                                                $ 17,243,877           $ 14,773,415
                                                                                ============           ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Accounts payable                                                            $     91,845           $     98,958
    Contract payable                                                                 769,699                662,306

    Accrued expenses
       Interest                                                                       69,019                 57,148
       Payroll                                                                       113,743                198,900
       Professional fees                                                              10,000                 26,000
       Property taxes                                                                 28,982                     --
       Other                                                                             750                    750
                                                                                ------------           ------------
                                                                                     222,494                282,798

    Security deposits and other                                                      149,652                130,121
    Mortgages payable                                                             11,478,828              9,007,153
                                                                                ------------           ------------

                            Total Liabilities                                     12,712,518             10,181,336


Stockholders' equity
 Common stock - authorized 1,000,000 shares
  $.01 par value per share, issued 520,970 shares                                      5,210                  5,210
  Additional paid-in capital                                                       4,652,912              4,652,912
  Retained earnings                                                                   70,709                131,429
 Treasury stock, at cost, 105,034 shares                                            (197,472)              (197,472)
                                                                                ------------           ------------
                            Total Stockholders' Equity                             4,531,359              4,592,079
                                                                                ------------           ------------
                                                                                $ 17,243,877           $ 14,773,415
                                                                                ============           ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended
                                                                March 31,
                                                       -----------------------------
                                                         2001                 2000
                                                       ---------           ---------
Income
  Rental operations                                    $ 502,029           $ 496,508
  Interest - investments                                   5,130               8,730
  Other income                                             2,396              20,473
                                                       ---------           ---------

     Total Income                                        509,555             525,711
                                                       ---------           ---------



Expenses
  Rental operations                                      135,081             134,662
  General and administrative                             202,366             192,926
  Interest                                               174,835             159,970
  Depreciation and amortization                           87,002              85,636
                                                       ---------           ---------

     Total Expenses                                      599,284             573,194
                                                       ---------           ---------

(Loss) before income taxes                               (89,729)            (47,483)

Benefit of income taxes                                   29,009              14,778
                                                       ---------           ---------

Net (loss)                                             $ (60,720)          $ (32,705)
                                                       =========           =========

Basic (loss) per share                                 $   (0.15)          $   (0.08)
                                                       =========           =========

Weighted average shares outstanding                      415,936             416,732
                                                       =========           =========



See notes to consolidated financial statements

b)       Consolidated Statement of Cash Flows


                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                               ---------------------------------
                                                                                  2001                   2000
                                                                               -----------           -----------
Cash flows from operating activities
   Net (loss)                                                                  $   (60,720)          $   (32,705)
   Adjustments to reconcile net  (loss) to net
    cash (used) by operating activities
        Depreciation and amortization                                               87,002                85,636
        Provision for deferred income taxes                                        (31,279)              (16,848)
        Changes in certain other accounts
            Deferred charges and other assets                                      (28,395)              (81,069)
            Accounts payable                                                        (7,113)               (4,753)
            Accrued expenses                                                       (60,304)             (250,030)
            Security deposits and other                                             19,531                25,616
                                                                               -----------           -----------
                Net cash (used) by operating activities                            (81,278)             (274,153)
                                                                               -----------           -----------

Cash flows from investing activities
    Additions to real and personal property                                        (52,077)             (132,632)
    Construction in progress costs-net of changes in contract payable           (2,079,678)              (14,232)
                                                                               -----------           -----------
         Net cash (used) by investing activities                                (2,131,755)             (146,864)
                                                                               -----------           -----------

Cash flows from financing activities
    Purchase of treasury stock                                                                            (3,125)
    Proceeds from mortgages and loans payable                                    2,525,089               892,060
    Mortgage amortization payments                                                 (53,414)              (43,645)
    Deferred mortgage costs                                                           (108)               (9,277)
                                                                               -----------           -----------
        Net cash provided by financing activities                                2,471,567               836,013
                                                                               -----------           -----------

     Net increase in cash                                                          258,534               414,996

Cash at beginning of period                                                        517,371               593,863
                                                                               -----------           -----------

Cash at end of period                                                          $   775,905           $ 1,008,859
                                                                               ===========           ===========

 Supplemental disclosures of cash flow information
   Cash paid during the period for interest (net of
   $23,578 interest capitalized in 2001)                                       $   175,191           $   157,279
                                                                               ===========           ===========

   Cash paid during the period for income taxes                                $     2,380           $   221,880
                                                                               ===========           ===========

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2000.


Note 2 Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements include our accounts and the accounts of our subsidiaries: 8050 Roswell Associates, LLC; 419 Crossville Associates, LLC; Colonial Park Commons LLC (Colonial); Heide Lot, LLC; 8046 Roswell Road, LLC (8046 Roswell); Woodstock Office I, LLC; 920 Holcomb Bridge, LLC; RCGI Montclair I, LLC; RCGI Oakmont, LLC; RCGI Millwood, LLC; RCGI Old Canton,LLC ; Wilton Center, LLC,(Wilton) and Hunter Management Company. Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or through the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 (Loss) per share

Basic (loss) per share of common stock is computed by dividing net (loss) by the weighted average number of shares outstanding during the period. The diluted
(loss) per share for each period presented was the same as the basic (loss) per share.


Note 4 Construction of an office complex

During 2000, we entered into a contract for the construction of four office buildings containing approximately 48,000 square feet on our Wilton property at a total cost, exclusive of the cost of the land, of approximately $4,800,000. As of March 31, 2001 we have incurred $3,621,906 of costs associated with this construction. Included in this amount is $769,699 in contract payable as of March 31, 2001. The contractor was paid $443,382 on April 5, 2001. The balance in contract payable, $326,317 represents the retainage portion of the contract earned through March 31, 2001.

In order to fund the construction of the office buildings, in November 2000 we obtained a construction loan whereby we may borrow up to $4,640,000. As of March 31, 2001, we had drawn $3,133,662, including $2,525,089 drawn in the first quarter of 2001, under this facility.

Note 5 Sale of Property

In April 2001 we entered into a contract for the sale of 8046 Roswell for a sales price of $835,000. The sale closed on May 4, 2001. The sales price is not materially different than the carrying value of the assets sold. Net proceeds from the sale, after the payoff of the $368,872 mortgage payable and related expenses of sale should approximate $420,000. The operations of 8046 Roswell are not considered significant to our Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Our liquidity is based primarily on our cash reserves, real estate operating income, our ability to obtain mortgage financing plus our ability to sell and refinance our real estate investments. These funds are used to pay our normal operating expenses and fund new acquisitions.

As of March 31, 2001, we had cash reserves of $775,905. We believe our cash reserves and current and projected future levels of income are sufficient to meet our current level of operating expenses on an ongoing basis.

In December 1999, we formed Wilton with a $1,178,826 capital contribution. Wilton acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. In 2000, we made an additional capital contribution in the amount of $200,556. Wilton is currently in the process of constructing four office buildings on the land containing approximately 48,000 square feet at a total cost, exclusive of the cost of the land, of approximately $4,800,000. As of March 31, 2001, we have incurred $3,621,906 of costs associated with this construction. In order to fund the construction of the office buildings, Wilton obtained a mortgage payable whereby Wilton may borrow up to $4,640,000. As of March 31, 2001, Wilton had drawn $3,133,662 under this facility. We expect to complete construction of the buildings in 2001. Funding of the related costs are expected to come from the balance of the $4,640,000 credit facility.

In April 2001, we entered into a contract for the sale of 8046 Roswell for a sales price of $835,000. The sale closed on May 4, 2001. Net proceeds from the sale, after satisfaction of the first mortgage and expenses of sale, should approximate $420,000.

Based on the year 2001 and future budgets plus recent property valuations, we believe that our real estate investments should produce future cash flows from operations and sale of properties.

For the three months ended March 31, 2001, we utilized $81,278 in cash from operating activities, principally from operating losses and the reduction in accrued expenses. We generated $2,471,567 in cash from financing activities, principally from the net proceeds of mortgages payable. We utilized $2,131,755 in cash for investing activities, principally for the additions to real and personal property and construction in progress. These activities resulted in an overall net increase in cash of $258,534 for the period.

Results of Operations

Our operations remained relatively unchanged from the prior year. For the three months ended March 31, 2001 we realized a net loss of $60,720 compared to a net loss of $32,705 for the same period in 2000.

Total revenue for the three months ended March 31, 2001 was $509,555 versus $525,711 in 2000. Rental income increased $5,521 for the period.

Total expenses for the three months ended March 31, 2001 were $599,284 compared to $573,194 for the same period in 2000. Rental operating expenses increased by $419 and depreciation and amortization expense increased by $1,366. Interest expense increased by $14,865, principally from the interest due on the additional mortgage proceeds received from the Colonial refinancing in June 2000.

General and administrative expenses for the three months ended March 31, 2001 increased $9,440 from the same period last year. This increase in expenses is attributable to increased wages.

Inflation

Inflation in the future may increase rental revenues as well as operating expenses, all in accordance with general market trends.

                            PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  None

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


                                    Resource Capital Group, Inc.
                                            (Registrant)


                                    By:   /s/Albert G. Schmerge III
                                       ---------------------------------------
                                          Albert G. Schmerge III
                                          President, CEO and
                                          Chairman of the Board

                                    Date: May 11, 2001