Form 10QSB
period 2001-06-30
RESOURCE CAPITAL GROUP INC
filed 2001-08-14
CIK 888242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ____________

Commission File Number 0-20272
                       -------

                          RESOURCE CAPITAL GROUP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                       13-3617377
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                            Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] Yes   [ ] No

As of June 30, 2001, 415,867 shares of common stock of the Registrant were outstanding.

                                     INDEX

                          RESOURCE CAPITAL GROUP, INC.

Part I. Financial Information

                                                                                          Page Number
                                                                                          -----------
         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheet - June 30, 2001
                             and December 31, 2000                                             3

                           Consolidated Statement of Operations - For the Three
                             Months and Six Months Ended June 30, 2001 and 2000                4

                           Consolidated Statement of Cash Flows - For the
                             Six Months Ended June 30, 2001 and 2000                           5

                           Notes to Consolidated Financial Statements                          6

         Item 2.           Management's Discussion and Analysis or
                             Plan of Operation                                                 8

Part II. Other Information

         Item 6.           Exhibits and Reports on Form 8-K                                   10

           Signatures                                                                         11

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                JUNE 30,         DECEMBER 31,
                                                                  2001               2000
                                                               -----------       ------------
                                                               (unaudited)
                                           ASSETS
Cash                                                           $   590,001       $   517,371

Real and personal property, at cost
  Land                                                           3,442,471         3,722,895
  Buildings and improvements                                     8,256,670         8,800,628
  Furniture and equipment                                          521,430           536,465
  Construction-in-progress                                       4,712,321         1,434,835
                                                               -----------       -----------
                                                                16,932,892        14,494,823
  Less accumulated depreciation                                   (975,494)         (902,130)
                                                               -----------       -----------
                                                                15,957,398        13,592,693
                                                               -----------       -----------

Prepaid income taxes                                                44,063            69,479
Deferred tax asset                                                 207,880           137,795
Deferred charges-net of accumulated amortization                   258,610           280,778
Other assets                                                       225,718           175,299
                                                               -----------       -----------
                                                               $17,283,670       $14,773,415
                                                               ===========       ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                             $    50,067       $    98,958
  Contract payable                                                 421,885           662,306

  Accrued expenses
    Interest                                                        71,614            57,148
    Payroll                                                         28,142           198,900
    Professional fees                                               20,000            26,000
    Property taxes                                                  57,794                --
    Other                                                              750               750
                                                               -----------       -----------
                                                                   178,300           282,798

  Security deposits and other                                      139,690           130,121
  Mortgages and loan payable                                    12,038,042         9,007,153
                                                               -----------       -----------

         Total Liabilities                                      12,827,984        10,181,336

Stockholders' equity
  Common stock - authorized 1,000,000 shares
    $.01 par value per share, issued 520,970 shares                  5,210             5,210
  Additional paid-in capital                                     4,652,912         4,652,912
  Retained earnings (deficit)                                       (4,619)          131,429
  Treasury stock, at cost, 105,103 shares                         (197,817)         (197,472)
                                                               -----------       -----------
         Total Stockholders' Equity                              4,455,686         4,592,079
                                                               -----------       -----------
                                                               $17,283,670       $14,773,415
                                                               ===========       ===========

See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                            -----------------------      -------------------------
                                                               2001          2000           2001           2000
                                                            ---------      --------      ----------     ----------
Income
  Rental operations.......................................  $ 488,365      $505,857      $  990,394     $1,002,365
  Interest - investments..................................      5,964        12,365          11,094         21,095
  Loss from sale of real property.........................    (29,465)                      (29,465)
  Other income............................................      2,098         4,411           4,494         24,884
                                                            ---------      --------      ----------     ----------
    Total Income..........................................    466,962       522,633         976,517      1,048,344
                                                            ---------      --------      ----------     ----------

Expenses
  Rental operations.......................................    139,006       148,155         274,087        282,817
  General and administrative..............................    187,485       188,279         389,851        381,205
  Interest................................................    170,766       165,825         345,601        325,795
  Depreciation and amortization...........................     83,839       107,960         170,841        193,596
                                                            ---------      --------      ----------     ----------

    Total Expenses........................................    581,096       610,219       1,180,380      1,183,413
                                                            ---------      --------      ----------     ----------

(Loss) before income taxes................................   (114,134)      (87,586)       (203,863)      (135,069)

Benefit of income taxes...................................     38,806        29,779          67,815         44,557
                                                            ---------      --------      ----------     ----------

Net (loss)................................................  $ (75,328)     $(57,807)     $ (136,048)    $  (90,512)
                                                            =========      ========      ==========     ==========
Basic (loss) per share....................................  $   (0.18)     $  (0.14)     $    (0.33)    $    (0.22)
                                                            =========      ========      ==========     ==========
Weighted average shares outstanding.......................    415,889       416,310         415,912        416,521
                                                            =========      ========      ==========     ==========

See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          --------------------------
                                                                              2001           2000
                                                                          -----------    -----------
Cash flows from operating activities
  Net (loss)                                                              $  (136,048)   $   (90,512)
  Adjustments to reconcile net (loss) to net
    cash (used) by operating activities
      Depreciation and amortization                                           170,841        193,596
      Provision for deferred income taxes                                     (70,085)       (46,627)
      Loss from sale of real property                                          29,465
      Changes in certain other accounts
        Other assets                                                          (25,003)      (102,077)
        Accounts payable                                                      (48,891)        (4,564)
        Accrued expenses                                                     (104,498)      (234,831)
        Security deposits and other                                             9,569         10,074
                                                                          -----------    -----------
          Net cash (used) by operating activities                            (174,650)      (274,941)
                                                                          -----------    -----------

Cash flows from investing activities
  Additions to real and personal property                                     (74,364)      (272,577)
  Construction-in-progress costs-net of changes in contract payable        (3,517,907)       (84,501)
  Net proceeds from sale of real property                                     809,115
                                                                          -----------    -----------
    Net cash provided (used) by investing activities                       (2,783,156)      (357,078)
                                                                          -----------    -----------

Cash flows from financing activities
  Payments on mortgage payable                                               (368,872)    (1,278,670)
  Proceeds of mortgages and loan payable                                    3,499,009      2,242,060
  Mortgage amortization payments                                              (99,248)       (89,017)
  Purchase of treasury stock                                                     (345)        (3,125)
  Deferred mortgage costs                                                        (108)       (27,232)
                                                                          -----------    -----------
    Net cash provided by financing activities                               3,030,436        844,016
                                                                          -----------    -----------

  Net increase in cash                                                         72,630        211,997

Cash at beginning of period                                                   517,371        593,863
                                                                          -----------    -----------

Cash at end of period                                                     $   590,001    $   805,860
                                                                          ===========    ===========
Supplemental disclosures of cash flow information
  Cash paid during the period of interest (net of
  $81,647 interest capitalized in 2001)                                   $   350,317    $   328,056
                                                                          ===========    ===========

  Cash paid during the period for income taxes                            $     2,380    $   221,880
                                                                          ===========    ===========

See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2000.

Note 2 Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles and reflect the policies detailed below.

The consolidated financial statements include our accounts and the accounts of our subsidiaries: 8050 Roswell Associates, LLC; 419 Crossville Associates, LLC; Colonial Park Commons LLC; Heide Lot, LLC; 8046 Roswell Road, LLC (8046 Roswell); Woodstock Office I, LLC (Woodstock); 920 Holcomb Bridge, LLC; RCGI Montclair I, LLC; RCGI Oakmont, LLC; RCGI Millwood, LLC; RCGI Old Canton, LLC; Wilton Center, LLC, (Wilton) and Hunter Management Company. Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or through the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 (Loss) per share

Basic (loss) per share of common stock is computed by dividing net (loss) by the weighted average number of shares outstanding during the period. The diluted (loss) per share for each period presented was the same as the basic
(loss) per share.

Note 4 Construction of an office complex

During 2000, the Company entered into a contract for the construction of four office buildings containing approximately 48,000 square feet on the Wilton property at a total cost, exclusive of the cost of the land, of approximately $4,800,000. As of June 30, 2001, $4,712,321 of costs associated with this construction have been incurred. Included in this amount is $421,885 in contract payable as of June 30, 2001. This amount represents the retainage portion of the contract earned through June 30, 2001.

In order to fund the construction of the office buildings, in November 2000 the Company obtained a construction loan whereby up to $4,640,000 may be borrowed. As of June 30, 2001, $4,107,582 has been drawn under this facility, including $3,499,009 drawn in the first six months of 2001.

Note 5 Sale of Properties

In May 2001, 8046 Roswell was sold for a sales price of $835,000 and a loss from the sale of $29,465 was recognized. Proceeds from the sale of $809,115 were utilized to payoff the existing first mortgage of $368,872. The operations of 8046 Roswell are not considered significant to the Consolidated Financial Statements.

In June 2001, the Company entered into a contract for the sale of Woodstock for a sales price of $1,000,000. The contract provides that the purchaser has until August 17, 2001 to inspect the property and, if the purchaser accepts the condition of the property and title, the closing of the sale is to occur thirty days thereafter. If the sale closes, management expects the proceeds, after the payoff of the $530,000 existing first mortgage and payment of expenses related to the sale, to be approximately $460,000. Management expects the Company will recognize a gain from sale of approximately $236,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Our liquidity is based primarily on our cash reserves, real estate operating income, our ability to obtain mortgage financing plus our ability to sell and refinance our real estate investments. These funds are used to pay our normal operating expenses and fund new acquisitions.

As of June 30, 2001, we had cash reserves of $590,001. We believe our cash reserves and current and projected future levels of income are sufficient to meet our current level of operating expenses on an ongoing basis.

In December 1999, we formed Wilton with a $1,178,826 capital contribution. Wilton acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. Subsequently, we have made additional capital contributions totaling $205,459. Wilton is currently in the process of constructing four office buildings on the land containing approximately 48,000 square feet at a total cost, exclusive of the cost of the land, of approximately $4,800,000. As of June 30, 2001, we have incurred $4,712,321 of costs associated with this construction. In order to fund the construction of the office buildings, Wilton obtained a mortgage payable whereby Wilton may borrow up to $4,640,000. As of June 30, 2001, Wilton had drawn $4,107,582 under this facility. We expect to complete construction of the buildings in August 2001. Funding of the related costs are expected to come from the balance of the $4,640,000 credit facility.

In May 2001, we sold 8046 Roswell for a sales price of $835,000. Net proceeds from the sale, after satisfaction of the first mortgage and expenses of sale, were approximately $420,000.

Based on the year 2001 and future budgets plus recent property valuations, we believe that our real estate investments should produce future cash flows from operations and the sale of properties.

For the six months ended June 30, 2001, we utilized $174,650 in cash from operating activities, principally from operating losses and the reduction in accounts payable and accrued expenses. We generated $3,030,436 in cash from financing activities, principally from the net proceeds of mortgages payable. We utilized $2,783,156 in cash for investing activities, principally for the additions to real and personal property and construction-in-progress costs, net of the proceeds from the sale of 8046 Roswell. These activities resulted in an overall net increase in cash of $72,630 for the period.

Results of Operations

Our operations remained relatively unchanged from the prior year. For the three months ended June 30, 2001 we realized a net loss of $75,328 compared to a net loss of $57,807 for the same period in 2000.

For the six months ended June 30, 2001 we realized a net loss of $136,048 compared to a net loss of $90,512 for the same period in 2000.

Total revenue for the three months ended June 30, 2001 was $466,962 versus $522,633 in 2000. Rental income decreased $17,492 for the period. In addition, a loss of $29,465 from the sale of 8046 Roswell was recognized in 2001.

Total revenue for the six months ended June 30, 2001 was $976,517 versus $1,048,344 in 2000. Rental income decreased $11,971 for the period. In addition, a loss of $29,465 from the sale of 8046 Roswell was recognized in 2001.

Total expenses for the three months ended June 30, 2001 were $581,096 compared to $610,219 for the same period in 2000. Rental operating expenses decreased by $9,149, general and administrative expenses decreased by $794 and depreciation and amortization expense decreased by $24,121. Interest expense increased by $4,941, principally from the interest due on the additional mortgage proceeds received from the Colonial refinancing in June 2000.

Total expenses for the six months ended June 30, 2001 were $1,180,380 compared to $1,183,413 for the same period in 2000. Rental operating expenses decreased by $8,730 and depreciation and amortization expenses decreased by $22,755. These amounts were partially offset by an increase in general and administrative expenses of $8,646 and an increase in interest expense of $19,806. Interest expense increased principally from the interest due on the additional mortgage proceeds received from the Colonial refinancing in June 2000.

General and administrative expenses for the three months ended June 30, 2001 decreased $794 from the same period last year. However, general and administrative expenses for the six months ended June 30, 2001 increased $8,646 from the same period last year. This increase in expenses is attributable to increased wages.

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

                                   Date: August 14, 2001