Form 10QSB
period 2001-09-30
RESOURCE CAPITAL GROUP INC
filed 2001-11-14
CIK 888242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from              to
                               ------------    -------------


Commission File Number 0-20272
                       -------

                          RESOURCE CAPITAL GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                       13-3617377
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of September 30, 2001, 415,654 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          RESOURCE CAPITAL GROUP, INC.




Part I.  Financial Information
                                                                                 Page Number
                                                                                 -----------

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheet - September 30, 2001                      3
                     and December 31, 2000

                  Consolidated Statement of Operations - For the Three                 4
                     Months and Nine Months Ended September 30, 2001 and 2000

                  Consolidated Statement of Cash Flows - For the                       5
                     Nine Months Ended September 30, 2001 and 2000

                  Notes to Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis or                              8
                     Plan of Operation

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                    12


         Signatures                                                                   13

\
                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

                          RESOURCE CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                         2001              2000
                                                                    -------------      ------------
                                                                     (unaudited)

Cash                                                                $    639,211       $    517,371

Real and personal property, at cost
  Land                                                                 3,239,884          3,722,895
  Buildings and improvements                                           7,811,583          8,800,628
  Furniture and equipment                                                510,601            536,465
  Construction-in-progress                                             4,889,152          1,434,835
                                                                    ------------       ------------
                                                                      16,451,220         14,494,823
  Less accumulated depreciation                                         (966,114)          (902,130)
                                                                    ------------       ------------
                                                                      15,485,106         13,592,693
                                                                    ------------       ------------

Prepaid income taxes                                                      45,885             69,479
Deferred tax asset                                                       171,785            137,795
Deferred charges-net of accumulated amortization                         229,433            280,778
Other assets                                                             225,357            175,299
                                                                    ------------       ------------
                                                                    $ 16,796,777       $ 14,773,415
                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                                  $     94,609       $     98,958
  Contract payable                                                       424,548            662,306

  Accrued expenses
     Interest                                                             64,856             57,148
     Payroll                                                              14,366            198,900
     Professional fees                                                    16,000             26,000
     Property taxes                                                       80,899                 --
     Other                                                                   750                750
                                                                    ------------       ------------
                                                                         176,871            282,798

  Security deposits and other                                            111,582            130,121
  Mortgages and loan payable                                          11,464,481          9,007,153
                                                                    ------------       ------------

            Total Liabilities                                         12,272,091         10,181,336


Stockholders' equity
 Common stock - authorized 1,000,000 shares
   $.01 par value per share, issued 520,970 shares                         5,210              5,210
  Additional paid-in capital                                           4,652,912          4,652,912
  Retained earnings                                                       65,446            131,429
 Treasury stock, at cost, 105,316 shares at September 30, 2001          (198,882)          (197,472)
                                                                    ------------       ------------
            Total Stockholders' Equity                                 4,524,686          4,592,079
                                                                    ------------       ------------
                                                                    $ 16,796,777       $ 14,773,415
                                                                    ============       ============


See notes to consolidated financial statements

b) Consolidated Statement of Operations

                          RESOURCE CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended                        Nine Months Ended
                                                         September 30,                            September 30,
                                                 -----------------------------           ---------------------------------
                                                    2001                2000                 2001                  2000
                                                 ---------           ---------           -----------           -----------
Income
  Rental operations                              $ 481,584           $ 485,713           $ 1,471,978           $ 1,488,078
  Interest - investments                             2,993               8,962                14,087                30,057
  Net gain on sale of properties                   235,394                                   205,929
  Other income                                       2,360               1,429                 6,854                26,313
                                                 ---------           ---------           -----------           -----------

     Total Income                                  722,331             496,104             1,698,848             1,544,448
                                                 ---------           ---------           -----------           -----------



Expenses
  Rental operations                                150,501             145,052               424,588               427,869
  General and administrative                       189,934             219,457               579,785               600,662
  Interest                                         168,174             180,442               513,775               506,237
  Depreciation and amortization                    107,562              84,734               278,403               278,330
                                                 ---------           ---------           -----------           -----------

     Total Expenses                                616,171             629,685             1,796,551             1,813,098
                                                 ---------           ---------           -----------           -----------

Income (loss) before income taxes                  106,160            (133,581)              (97,703)             (268,650)

(Provision for) benefit of income taxes            (36,095)             45,417                31,720                89,974
                                                 ---------           ---------           -----------           -----------

Net income (loss)                                $  70,065           $ (88,164)          $   (65,983)          $  (178,676)
                                                 =========           =========           ===========           ===========

Basic earnings (loss) per share                  $    0.17           $   (0.21)          $     (0.16)          $     (0.43)
                                                 =========           =========           ===========           ===========

Weighted average shares outstanding                415,770             416,310               415,864               416,446
                                                 =========           =========           ===========           ===========



See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

                          RESOURCE CAPITAL GROUP, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                               2001              2000
                                                                           -----------       -----------
Cash flows from operating activities
  Net (loss)                                                               $   (65,983)      $  (178,676)
  Adjustments to reconcile net  (loss) to net
   cash (used) by operating activities
     Depreciation and amortization                                             278,403           278,330
     Provision for deferred income taxes                                       (33,990)          (92,044)
     Net gain on sale of properties                                           (205,929)
     Issuance of stock warrants                                                                   16,652
     Changes in certain other accounts
       Prepaid taxes and other assets                                          (26,464)         (157,522)
       Accounts payable                                                         (4,349)          100,924
       Accrued expenses                                                       (105,927)         (175,877)
       Security deposits and other                                             (18,539)          (19,450)
                                                                           -----------       -----------
         Net cash (used) by operating activities                              (182,778)         (227,663)
                                                                           -----------       -----------

Cash flows from investing activities
    Construction-in-progress costs-net of changes in contract payable       (3,692,075)         (260,278)
    Additions to real and personal property                                   (267,232)         (366,656)
    Net proceeds from sale of real property                                  1,808,115
                                                                           -----------       -----------
      Net cash (used) by investing activities                               (2,151,192)         (626,934)
                                                                           -----------       -----------

Cash flows from financing activities
    Payments on mortgage payable                                              (898,346)       (1,278,670)
    Proceeds of mortgages and loan payable                                   3,499,009         2,242,060
    Mortgage amortization payments                                            (143,335)         (137,082)
    Deferred mortgage costs                                                       (108)          (32,082)
    Purchase of treasury stock                                                  (1,410)           (3,125)
                                                                           -----------       -----------
      Net cash provided by financing activities                              2,455,810           791,101
                                                                           -----------       -----------

    Net increase (decrease)  in cash                                           121,840           (63,496)

Cash at beginning of period                                                    517,371           593,863
                                                                           -----------       -----------

Cash at end of period                                                      $   639,211       $   530,367
                                                                           ===========       ===========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest (net of
  $154,145 interest capitalized in 2001)                                   $   522,871       $   508,682
                                                                           ===========       ===========

  Cash paid during the period for income taxes                             $     4,202       $   244,742
                                                                           ===========       ===========


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2000.


Note 2 Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the policies detailed below.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: 8050 Roswell Associates, LLC; 419 Crossville Associates, LLC (Crossville); Colonial Park Commons LLC (Colonial Park); Heide Lot, LLC (Heide Lot); 8046 Roswell Road, LLC (8046 Roswell); Woodstock Office I, LLC (Woodstock); 920 Holcomb Bridge, LLC; RCGI Montclair I, LLC; RCGI Oakmont, LLC; RCGI Millwood, LLC; RCGI Old Canton,LLC ; Wilton Center, LLC,(Wilton) and Hunter Management Company. Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or through the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 Earnings (Loss) per share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The diluted earnings (loss) per share for each period presented was the same as the basic earnings (loss) per share.


Note 4 Construction of an office complex

During 2000, the Company entered into a contract for the construction of four office buildings containing approximately 48,000 square feet on the Wilton property at a total cost, exclusive of the cost of the land, of approximately $4,900,000. As of September 30, 2001, $4,889,152 of costs associated with this construction have been incurred. Included in this amount is $424,548 in contract payable as of September 30, 2001. This amount represents the retainage portion of the contract earned through September 30, 2001.

In order to fund the construction of the office buildings, in November 2000 the Company obtained a construction loan allowing us to borrow up to $4,640,000. As of September 30, 2001, $4,107,582 had been drawn under this facility, including $3,499,009 drawn in the first nine months of 2001.

Note 5 Sale of Properties

In May 2001, 8046 Roswell was sold for a sales price of $835,000 and a loss from the sale of $29,465 was recognized. Part of the $809,115 net proceeds received from the sale were utilized to payoff the existing first mortgage of $368,872.

In September 2001, Woodstock was sold for a sales price of $1,000,000 and a gain from the sale of $235,394 was recognized. Part of the $999,000 net proceeds received from the sale were utilized to payoff the existing first mortgage of $529,474.

The operations of 8046 Roswell and Woodstock are not considered significant to the Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Our liquidity is based primarily on our cash reserves, real estate operating income, our ability to obtain mortgage financing plus our ability to sell and refinance our real estate investments. These funds are used to pay our normal operating expenses and fund new acquisitions.

As of September 30, 2001, we had cash reserves of $639,211. We believe our cash reserves and current and projected future levels of income are sufficient to meet our current level of operating expenses on an ongoing basis.

Despite an overabundance of office space becoming available in the sublease market as a result of "dot com failures," our overall occupancy levels have remained near 100% except for Wilton and Crossville as discussed below.

a) Wilton Center

In December 1999, we formed Wilton with a $1,178,826 capital contribution. Wilton acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. Subsequently, we have made additional capital contributions totaling $361,165. Wilton is in the process of completing the construction of four office buildings containing approximately 48,000 square feet on the land for a total cost, exclusive of the cost of the land, of approximately $4,900,000. As of September 30, 2001, we have incurred $4,889,152 of costs associated with this construction. In order to fund the construction of the office buildings, Wilton obtained a mortgage payable whereby Wilton may borrow up to $4,640,000. As of September 30, 2001, Wilton had drawn $4,107,582 under this facility. We expect to complete construction of the buildings in 2001. Funding of the remaining costs are expected to come from the balance of the $4,640,000 credit facility.

The Roswell Georgia office rental market along Highway 92 began experiencing a softness in the fall of 2000 with the completion of several hundred office condominiums in Wilton's immediate market. Most of the condominiums were purchased by potential tenants of Wilton Center or by investors who leased space for as low as $13.00 per square foot to potential Wilton tenants. Consequently, when we began pre- leasing Wilton, we were only able to achieve 13% occupancy prior to the terrorists incidents of September 11, 2001 at rental rates averaging $17.49 per square foot. Subsequent to September 11, 2001 almost all leasing activity ceased.

In response to the softness in the rental market and the events of September 11, in October 2001 we reduced our average rental rates to

$16.00 per foot. It is too soon to determine the effect, if any, this rate reduction will have on occupancy in the near future. At its present occupancy, Wilton Center would have a negative impact on the Company's earnings of about $500,000 annually. However, we believe the softness of the Roswell, Georgia office market and the effects of the events of September 11, to be temporary, and our investment in Wilton will produce future cash flows from operations. The breakeven rental rate for Wilton Center at 100% occupancy is about 13.00 per foot. If we successfully complete the leasing of Wilton Center at rates averaging $16.00 per foot we expect Wilton would have a positive effect on the Company's operations of $150,000 each year.

b) Crossville

Crossville is in the same market as Wilton and its occupancy has been affected by the same factors as Wilton. As of September 11, Crossville's occupancy stood at 63% with average rental rates of $15.30 per foot. In response to the softness in the market, and the events of September 11, in October, we reduced our rental rates to $12.90 per foot. It is still too soon to tell what effect, if any, this price reduction will have on our occupancy. However, we believe that the softness in the Roswell, Georgia office market and the effect of the events of September 11 are temporary and our investment in Crossville will continue to produce future cash flows from operations. At 63% occupancy, Crossville would have a positive $4,100 effect on earnings. The breakeven rental rates for Crossville at 100% occupancy is approximately $9.33 per foot.

c) Other

In May 2001, we sold 8046 Roswell for a sales price of $835,000. Net proceeds from the sale, after satisfaction of the first mortgage and expenses of sale, were approximately $420,000.

In September 2001, we sold Woodstock for a sales price of $1,000,000. Net proceeds from the sale after satisfaction of the first mortgage and expenses of sale, were approximately $440,000.

Our current business plan includes the potential sale of one or more additional properties and the refinancing of Colonial Park and Heidi Lot mortgages. We expect the completion of any of these transactions to have a positive effect on our earnings and our cash flow. No contracts for sale or mortgage commitments have been entered into.

Based on future budgets plus recent property valuations, we believe that our real estate investments should produce future cash flows from operations and/or the sale of properties.

For the nine months ended September 30, 2001, we utilized $182,778 in cash from operating activities, principally from operating losses and the reduction in accrued expenses. We generated $2,455,810 in cash from financing activities, principally from the net proceeds of mortgages payable. We utilized $2,151,192 in cash for investing activities, principally for the additions to real and personal property and construction-in-progress costs, net of the proceeds from the sale of 8046 Roswell and Woodstock. These activities resulted in an overall net increase in cash of $121,840 for the period.

Results of Operations

Our operations remained relatively unchanged from the prior year with exception of the net gain recognized on the 2001 sales of 8046 Roswell and Woodstock. For the three months ended September 30, 2001 we realized net income of $70,065 compared to a net loss of $88,164 for the same period in 2000. For the nine months ended September 30, 2001 we realized a net loss of $65,983 compared to a net loss of $178,676 for the same period in 2000.

Total revenue for the three months ended September 30, 2001 was $722,331 versus $496,104 in 2000. Rental income decreased $4,129 for the three month period ended September 30, 2001 primarily due to the May 2001 sale of 8046 Roswell. However, a gain of $235,394 from the sale of Woodstock was recognized in September 2001.

Total revenue for the nine months ended September 30, 2001 was $1,698,848 versus $1,544,448 in 2000. Rental income decreased $16,100 for the nine month period ended September 30, 2001 primarily due to the May 2001 sale of 8046 Roswell. In addition, a loss of $29,465 from the sale of 8046 Roswell and a gain of $235,394 from the sale of Woodstock were recognized in 2001.

Total expenses for the three months ended September 30, 2001 were $616,171 compared to $629,685 for the same period in 2000. Rental operating expenses increased by $5,449. Depreciation and amortization expense increased by $22,828 principally from the 2001 amortization of the remaining loan costs on the Woodstock mortgage in the amount of $18,039. Interest expense decreased by $12,268, principally from the 2001 payoff of the 8046 Roswell and Woodstock mortgages.

Total expenses for the nine months ended September 30, 2001 were $1,796,551 compared to $1,813,098 for the same period in 2000. Rental operating expenses decreased by $3,281 and general and administrative expenses decreased by $20,877. These amounts were partially offset by an increase in interest expense of $7,538 principally from the increased interest due on the larger mortgage balance resulting from the Colonial refinancing in June 2000.

General and administrative expenses for the three months ended September 30, 2001 decreased $29,523 and general and administrative expenses for the nine months ended September 30, 2001 decreased $20,877 from the same periods last year. This decrease is attributable primarily to the August 2000 issuance of stock warrants to an outside director valued at $16,652.

Our 2001 results of operations have been negatively affected by the recent downturn in the United State economy and the softening of the

Atlanta real estate market. While the current market conditions are not favorable local experts are forecasting that the Atlanta market will rebound by the end of 2002 and recover sooner than most other major United States markets.

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

                           Date: November 14, 2001