Form 10KSB40
period 2001-12-31
RESOURCE CAPITAL GROUP INC
filed 2002-03-28
CIK 888242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period         to
                                           ---------  ---------

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

              419 Crossville Road Suite 204 Roswell, Georgia 30075
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

            State issuer's revenues for its most recent fiscal year.
                                   $2,187,970

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2001.

                                 Not applicable



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001.


     Common stock, par value $.01 per share            410,227 shares

                                TABLE OF CONTENTS


PART I                                                                  PAGE
                                                                        ----
         Item  1. Description of Business                                 1

         Item  2. Description of Properties                               2

         Item  3. Legal Proceedings                                       4

         Item  4. Submission of Matters to a Vote of                      4
                  Security Holders

PART II

         Item  5. Market for Common Equity and Related                    5
                  Stockholder Matters

         Item  6. Management's Discussion and Analysis or                 5
                  Plan of Operation

         Item  7. Financial Statements                                    7

         Item  8. Changes in and Disagreements with                       7
                  Accountants on Accounting and
                  Financial Disclosure

PART III

         Item  9. Directors, Executive Officers, Promoters                8
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act

         Item 10. Executive Compensation                                 10

         Item 11. Security Ownership of Certain Beneficial               11
                  Owners and Management

         Item 12. Certain Relationships and Related                      11
                  Transactions

         Item 13. Exhibits and Reports on Form 8-K                       12

                  Signatures                                             14

                                     Part I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Resource Capital Group, Inc. was organized as a Delaware Corporation in November 1990. Our primary business is the ownership and operation of various commercial properties in the southeast region of the United States of America.

         Our investments as of December 31, 2001 include the following:

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

         HEIDE LOT LLC (HEIDE), a Georgia Limited Liability Company formed in 1996 and owns a 10,400 square foot office building, in Fulton County, Georgia.

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

         WILTON CENTER, LLC (WILTON), a Georgia Limited Liability Company formed in 1999 and owns four office buildings, which were constructed in 2001, containing approximately 48,000 square feet of office space in Fulton County, Georgia.

         We are seeking new real estate acquisitions and investments. We are not currently in negotiations to make any other real property acquisitions. However, we are continuing to evaluate various potential property acquisitions and continue to engage in discussions with sellers regarding the purchase of properties.

Other Business Factors

         Our business is not seasonal and we do no foreign or export business.

Personnel

         As of December 31, 2001, we had eight employees. We have contracted with ADP Total Source (ADP) to provide professional employer and administrative services. ADP is the employer of record for tax reporting purposes and provides various benefits to the employees including life, medical, dental and vision insurance coverage, worker's compensation insurance coverage and other services. One of our staff is employed on a part-time basis. The employees are not represented by a collective bargaining unit.

Offices

         Our headquarters are located at 419 Crossville Road, Suite 204, Roswell, Georgia 30075 where we share space with Hunter and lease 2,505 square feet of space from Crossville.

ITEM 2.  DESCRIPTION OF PROPERTIES

         All our properties are owned by separate subsidiary limited liability companies. We have a 100% beneficial interest in all the subsidiaries since we either own 100% of the member interests in the limited liability companies or share the membership interests with Hunter, which we own 100%.

         In December 2001, we completed construction of Wilton. Title to Wilton is held by Wilton Center, LLC. Wilton owns four office buildings, containing approximately 48,000 square feet located in Roswell, Fulton County, Georgia. Wilton leases space to various tenants at rates ranging from $15 to $19 per square foot and remaining terms ranging from 1 to 5 years. At December 31, 2001, the property was 13% occupied with 2001 rental revenue of $51,320. Presently the property is 38% occupied. The gross potential rent for the property based on December 2001 rents is $725,025 annually. The 2001 real estate taxes on this property totaled $25,440.

         In August 1999, we completed construction of Colonial Park II, a 10,400 square foot office building located in Roswell, Fulton County, Georgia. Title to the property was acquired in 1996 by Heide Lot, LLC (Heide). Heide leases office space to various tenants at rates ranging from $17 to $19 per square foot and remaining terms ranging from 1 to 4 years. At December 31, 2001, the property was 100% occupied with 2001 rental revenue of $191,338. The gross potential rent for the building based on December 2001 rents is $194,493 annually. The 2001 real estate taxes on this property totaled $1,248.

         In November 1999, we purchased Millwood which is an 8,886 square foot office building located in Marietta, Cobb County, Georgia. Title to Millwood is held by RCGI Millwood, LLC. Millwood leases office space to various tenants at rates ranging from $14 to $19 per square foot and remaining terms ranging from 1 to 3 years. At December 31, 2001, the property was 100% occupied with 2001 rental revenue of $139,174. The gross potential rent for the building based on December 2001 rents is $141,092 annually. The 2001 real estate taxes on this property totaled $7,406.

         In November 1999, we purchased Old Canton which is an 11,804 square foot office building located in Marietta, Cobb County, Georgia. Title to Old Canton is held by RCGI Old Canton, LLC. Old Canton leases office space to various tenants at rates ranging from $14 to $15 per square foot and remaining terms ranging from 1 to 3 years. At December 31, 2001, the property was 100% occupied with 2001 rental revenue of $166,403. The gross potential rent for the building based on December 2001 rents is $167,204 annually. The 2001 real estate taxes on this property totaled $9,098.

         In February 1998, we purchased 920 Holcomb Bridge. Title to Holcomb Bridge is held by 920 Holcomb Bridge, LLC. Holcomb Bridge owns a 14,400 square foot office building located in Roswell, Fulton County, Georgia. Holcomb Bridge leases office space to various tenants at rates ranging from $15 to $19 per square foot and remaining terms ranging from 1 to 4 years. At December 31, 2001, the property was 100% occupied with 2001 rental revenue of $230,867. The gross potential rent for the building based on December 2001 rents is $253,662 annually. The 2001 real estate taxes on this property totaled $18,496.

         In July 1998, we purchased Oakmont. Title to Oakmont is held by RCGI Oakmont, LLC. RCGI Oakmont owns a 20,000 square foot office building located in Birmingham, Jefferson County, Alabama. Oakmont leases office space to various tenants at rates ranging from $12 to $16 per square foot and remaining terms ranging from 1 to 5 years. At December 31, 2001, the property was 100% occupied with 2001 rental revenue of $221,356. The gross potential rent for the building based on December 2001 rents is $265,188 annually. The 2001 real estate taxes on this property totaled $14,001.

         In July 1998, we purchased Montclair. Title to Montclair is held by RCGI Montclair I, LLC. RCGI Montclair owns a 22,248 square foot office building located in Birmingham, Jefferson County, Alabama. Montclair leases office space to various tenants at rates ranging from $11 to $15 per square foot and remaining terms ranging from 1 to 5 years. At December 31, 2001, the property was 100% occupied with 2001 rental revenue of $262,807. The gross potential rent for the building based on December 2001 rents is $265,603 annually. The 2001 real estate taxes on this property totaled $21,579.

         In June 1997, we purchased Woodstock. Title to Woodstock was held by Woodstock Office I, LLC. Woodstock owned an 11,250 square foot office building located in Woodstock, Cherokee County, Georgia which was sold in September 2001 for a sales price of $1,000,000. Woodstock leased office space to various tenants at rates ranging from $13 to $16 per square foot. The 2001 rental revenue generated by this property through the date of sale was $97,729. The 2001 real estate taxes on this property totaled $11,106.

         In June 1997, we purchased 8046 Roswell. 8046 Roswell owned an 8,000 square foot office building located in Atlanta, Fulton County, Georgia which was sold in May 2001 for a sales price of $835,000. Title to 8046 Roswell was held by 8046 Roswell Road, LLC. 8046 Roswell leased office space to various tenants at rates ranging from $16 to $18 per square foot. The 2001 rental revenue generated by this property through the date of sale was $43,970. The 2001 real estate taxes on this property totaled $9,596.

         In September 1997, we acquired all of the outstanding shares of stock in Hunter in exchange for 10,000 shares of our common stock. Hunter owns minority interests in 8050 Roswell, Crossville, Colonial and Heide and manages all the properties owned by the Company's subsidiaries. We share a 2,505 square foot office with Hunter located at 419 Crossville Road, Suite 203 and 204, Roswell Georgia 30075 which we lease from Crossville.

         In September 1996, we purchased Colonial. Title to Colonial is held by Colonial Park Commons, LLC. Colonial owns an 18,387 square foot office building located in Roswell, Fulton County, Georgia. Colonial leases office space to various tenants at rates ranging from $12 to $17 per square foot and remaining terms ranging from 1 to 4 years. At December 31, 2001, the property was 100% occupied with 2001 rental revenue of $265,081. The gross potential rent for the building based on December 2001 rents is $270,920 annually. The 2001 real estate taxes on this property totaled $15,369.

         In 1995, we purchased 8050 Roswell. Title to 8050 Roswell is held by 8050 Roswell Associates, LLC. 8050 Roswell owns a 9,000 square foot office building located in Atlanta, Fulton County, Georgia. 8050 Roswell leases 88% of the building to a single tenant through May 2005 for $108,150 annually with the tenant being responsible for all electricity and fuel bills. The remaining 12% of the building is leased by us for storage and maintenance tools and supplies. At December 31, 2001, the property was 100% occupied with 2001 rental revenue of $113,095. Of this amount, $4,945 was paid to 8050 Roswell by Hunter and was eliminated from rental revenue upon consolidation. The gross potential rent for the building based on December 31, 2001 rents is $114,485 annually. The 2001 real estate taxes on this property totaled $7,305.

         In 1995, we purchased Crossville. Title to 419 Crossville is held by 419 Crossville Associates, LLC. Crossville owns a 19,000 square foot office building located in Roswell, Fulton County, Georgia. Crossville leases office space to various tenants at rates ranging from $13 to $17 per square foot and remaining terms ranging from 1 to 6 years. At December 31, 2001, the property was 75% occupied with 2001 rental revenue of $214,020. Of this amount, $41,328 was paid to Crossville by Hunter and us and was eliminated from rental revenue upon consolidation. The gross potential rent for the building based on December 2001 rents is $291,592 annually. The 2001 real estate taxes on this property totaled $15,839.

         We have obtained adequate insurance coverage for all properties acquired.

Mortgages Payable

         A detail of our mortgages payable, which are secured by the properties mentioned above, are summarized in Note 4 to the Consolidated Financial Statements included under Item 7.

ITEM 3.  LEGAL PROCEEDINGS

         We are not aware of any material pending or threatened legal proceedings against us or our officers and directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On September 1, 1991 our Common Stock originally issued to the public, was valued at $10 per share (denominated value). Although we anticipate that we will request listing as soon as permissible and practicable, our shares are not currently traded on the NASDAQ Over-the-Counter Market.

         As of December 31, 2001, there were 688 record holders of our Common Stock and 410,227 shares outstanding. At December 31, 2001, there was no established broker-dealer price quotation for our Common Stock. There are currently no market makers for our Common Stock. We periodically acquire Treasury Stock at a price set by our Board of Directors. In that regard, during 2001 and 2000 we acquired 5,709 and 999 shares for $28,545 and $4,995 respectively ($5 per share).

         No dividends were paid by us during 2001 and 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

         Our liquidity is based primarily on our cash reserves, real estate operating income, our ability to obtain mortgage financing plus our ability to sell and refinance our real estate investments. These funds are used to pay our normal operating expenses and fund new acquisitions.

         As of December 31, 2001, we had cash reserves of $727,062. On January 2, 2002, $100,000 of the $150,185 is accrued salaries due to our Chairman of the Board and Chief Executive Officer was paid. We believe our cash reserves and current and projected future levels of income are sufficient to meet our current level of operating expenses on an ongoing basis.

         Despite an overabundance of office space becoming available in the sublease market due to a recent downturn in the United States economy and a softening of the Atlanta real estate market, our overall occupancy levels have remained near 100% except for our Wilton and Crossville properties as discussed below.

a) Wilton Center

         In December 2001, we substantially completed construction of Wilton Center, a 48,000 square foot office park containing four buildings, at a total cost excluding land of approximately $4,956,000. Wilton was formed in December 1999 with a $1,178,826 capital contribution, when we acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. During construction, we made additional capital contributions totaling $334,315 through December 31, 2001. In order to fund the construction of the office buildings, Wilton obtained a mortgage payable for $4,640,000, which was fully funded as of December 31, 2001.

         The Roswell, Fulton County, Georgia office rental market along Highway 92 began experiencing a softness in the fall of 2000 with the completion of several hundred office condominiums in Wilton's immediate market. Many of the condominiums were purchased by potential tenants of Wilton Center or by investors who leased space for as low as $13.00 per square foot to potential Wilton tenants. Consequently, when we began pre-leasing Wilton, we were only able to lease 13% of the property prior to the incident of September 11, 2001 at rental rates averaging $17.49 per square foot.

         In response to the softness in the rental market and the events of September 11, 2001 we reduced our average rental rates to $16.00 per foot. Subsequent to December 31, 2001, we further lowered our rates to $15.00 per foot and have leased an additional 25% of the property. It is still too soon to determine the effect, if any, this rate reduction will have on occupancy in the near future. At its present occupancy and present mortgage rate (4.75%), Wilton Center would have a negative impact on the Company's earnings of about $260,000 annually. However, we believe the softness of the Roswell, Georgia office market and the effects of the events of September 11, to be temporary, and our investment in Wilton will produce future cash flows from operations. The breakeven rental rate for Wilton Center at 100% occupancy is about $11.25 per foot. If we successfully complete the leasing of Wilton Center at rates averaging $15.00 per foot, we expect Wilton would have a positive effect on the Company's operations of $184,000 annually at the current mortgage rate (4.75%).

b) Crossville

         Crossville is in the same market as Wilton and its occupancy has been affected by the same factors as Wilton. As of September 11, 2001 Crossville's occupancy stood at 63% with average rental rates of $15.30 per foot. In response to the softness in the market, and the events of September 11, 2001 we reduced our rental rates to $12.90 per foot. We were able to achieve 75% occupancy as of December 31, 2001. It is still too soon to tell what effect, if any, this price reduction will have on our occupancy. However, we believe that the softness in the Roswell, Georgia office market and the effect of the events of September 11, 2001 are temporary and our investment in Crossville will continue to produce future cash flows from operations. At 75% occupancy, Crossville would have a positive $38,000 effect on earnings. The breakeven rental rates for Crossville at 100% occupancy is approximately $9.33 per foot.

c) Other

         In May 2001, we sold 8046 Roswell for a sales price of $835,000. A portion of the net proceeds from the sale of $809,115 were utilized to satisfy the first mortgage of $368,872.

         In September 2001, we sold Woodstock for a sales price of $1,000,000. A portion of the net proceeds from the sale of $999,000 were utilized to satisfy the first mortgage of $529,474.

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

         For the year ended December 31, 2001, we utilized $79,274 in cash from operating activities, principally from operating losses and the reduction in accounts payable and accrued expenses. We generated $2,912,864 in cash from financing activities, principally from the net proceeds of mortgages and loans payable. We utilized $2,623,899 in cash for investing activities, principally for the additions to real and personal property net of the proceeds from the sale of 8046 Roswell and Woodstock. These activities resulted in an overall net increase in cash of $209,691 for the year.

Results of Operations

         Our operations remained relatively unchanged from the prior year with exception of the net gain recognized on the 2001 sales of 8046 Roswell and Woodstock. For the year ended December 31, 2001, we realized a net loss of $185,063 compared to a net loss of $249,197 in 2000.

         Total revenue for the year ended December 31, 2001 was $2,187,970 versus $2,045,096 in 2000. Rental income decreased $29,820 for the year ended December 31, 2001 primarily due to the May 2001 sale of 8046 Roswell and the September 2001 sale of Woodstock. However, a net gain of $205,929 from the sales of 8046 Roswell and Woodstock was recognized in 2001.

         Total expenses for the year ended December 31, 2001 were $2,412,358 compared to $2,410,298 in 2000. Rental operating expenses increased by $9,816. Depreciation and amortization expense decreased by $4,499 and interest expense decreased by $12,876 principally from the 2001 sales of 8046 Roswell and Woodstock and the 2001 payoffs of the 8046 Roswell and Woodstock mortgages.

         General and administrative expenses for the year ended December 31, 2001 increased $9,619 from last year. This increase in expenses is attributable to increased wages.

         Our 2001 results of operations have been negatively affected by the recent downturn in the United States economy and the softening of the Atlanta real estate market. While the current conditions are not favorable, local experts are forecasting that the Atlanta market will rebound by the end of 2002 and recover sooner than most other major United States markets.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The principal officers and directors of the Company are:

         Name                         Age      Office
         ----                         ---      ------
         Albert G. Schmerge, III      57       Chairman of the Board,
                                               Chief Executive Officer,
                                               President and Director
         Norman F. Swanton            63       Secretary and Director
         Martin D. Newman             63       Director
         Rodney Knowles, III          56       Director
         Fred C. Lohrum               73       Director

         All Directors are elected to three-year terms.

Albert G. Schmerge, III

         Prior to the formation of the Company, Mr. Schmerge was the sole general partner and Chief Executive Officer of AGS Properties. Mr. Schmerge entered the real estate business in 1968 and in 1974 combined several family owned and related businesses and co-founded AGS Properties and Camelback Management Company which acquired, syndicated, operated and managed more than 70 major real estate properties, primarily apartments, located throughout the United States.

         Mr. Schmerge earned a Bachelor of Science degree from Villanova University, and a Masters of Business Administration from Iona Graduate School of Business. After several years in the electronics and satellite industry, he entered the financial planning and real estate investment business with his father in 1968.

         Mr. Schmerge has been the President and CEO of the Company since 1991. Just prior to the formation of the Company, he was the general partner of AGS Properties. In his capacity as General Partner, he guided the acquisition, formation, financing and sale of several hundred million dollars worth of real estate, primarily suburban apartment developments and suburban office properties.

Norman F. Swanton

         Mr. Swanton has served as President, Chairman of the Board and Chief Executive Officer of Warren Resources, Inc. since its founding in June 1990. From 1985 to 1990, Mr. Swanton has served as an independent financial advisor, arranging debt restructuring, new credit facilities, leveraged buy-out financing, debt-for-equity exchanges, equity financing, reorganization consulting and other financial and investment activities. From 1972 to 1985, Mr. Swanton served as the Chairman of the Board and Chief Executive Officer of Swanton Corporation, a publicly-held company formerly listed on the American Stock Exchange, which was engaged in investment banking, securities brokerage, insurance premium financing, securities industry consulting and energy operations.

         From 1961 to 1972, Mr. Swanton served as a senior operations executive of Glore, Forgan, Staats, Inc. and Hayden Stone, Inc, formerly New York Stock Exchange member firms and top-tier underwriting firms. Mr. Swanton also served as a principal financial consultant to the Trust Fund of the New York Stock Exchange serving as its fiduciary representative in the liquidation of several member firms of the New York Stock Exchange. These consulting services involved the safeguard of $3.5 billion of assets of public customers and recommendations relating to the implementation or revision of rules governing use of customer free credit balances, segregation of customer's fully-pain-for securities and computation of NYSE member's net capital requirements.

         Mr. Swanton received his Bachelor of Arts Degree in History and Political Science from Long Island University in 1962 and attended Bernard Baruch Graduate School of Business in a graduate degree program in Accountancy and Finance from 1963 to 1966.

Martin D. Newman

         Mr. Newman currently is a partner in the law firm of Goldberg, Weprin & Ustin, LLP. His law expertise includes many aspects of real estate, corporate representation of public and private companies, particularly those engaged in the ownership, operation and management of real estate and securities representation of public, private and not-for profit entities generally as issuer's counsel, in connection with private placements and public offerings, including such matters arising under the Securities Exchange Act of 1934, periodic reporting requirements under said Act and other compliance matters. Previously, Mr. Newman was with the law firms of Fromme, Schwartz, Newman & Cornicello LLP, Ballon, Stoll, Bader and Nadler, PC and Wien Malkin & Bettex. He was also with the law firm of Chadbourne & Parke from 1968 to 1977 and a staff attorney with the U.S. Securities and Exchange Commission from 1963 to 1967. Mr. Newman is currently the principal of seven companies, which own and operate over seven hundred fifty apartments and fifty retail stores in New York City.

         Mr. Newman received a B.A. Degree from the University of Michigan in 1960 and a JD from Harvard Law School in 1963.

Rodney Knowles, III

         Mr. Knowles is Chairman and CEO of Alpha-Omega Advisers, Inc.; a financial advisory firm based in Atlanta, Georgia, which provides strategic direction and planning for community and de novo banks.

         Mr. Knowles served as Managing Director of the Atlanta Committee for the Olympic Games in 1996 and was Chairman, President and CEO of Chattahoochee Bank in Georgia until its acquisition by BankSouth in 1994. Mr. Knowles brings to the Company over 30 years of experience in the financial services industry.

         Mr. Knowles received his Bachelor of Science in Business Administration Degree from Davidson College in 1967. He served with the U.S. Army from 1968 to 1970 as a First Lieutenant. He was awarded the Bronze Star Medal and the Purple Heart for service in the Republic of Vietnam in 1969.

Fred C. Lohrum

         Prior to his retirement, Mr. Lohrum was South Region Chairman and Chief Executive Officer of BankBoston, N.A., a wholly owned subsidiary of BankBoston Corporation.

         Mr. Lohrum began his business career with IBM where he served in various sales, marketing and management positions. In 1968, Mr. Lohrum joined Randolph Computer Corporation; a lessor of IBM computer equipment and in 1972, Randolph Computer was purchased by Bank of Boston Corporation. Lohrum served in several executive positions, including chairman and president of BancBoston Leasing, Inc., BancBoston Leasing Services and Randolph Computer Services. Under his leadership and tenure at BancBoston Leasing, the business grew to be the 4th largest bank lessor in the nation and the 14th largest U.S. leasing company.

         Originally, from Cincinnati, Ohio, Lohrum received his BS degree in industrial management from the University of Cincinnati. After graduation, he joined the United States Navy where he attained the rank of lieutenant and served as an operations officer aboard the destroyer USS Rooks, based in Newport, Rhode Island.

ITEM 10.  EXECUTIVE COMPENSATION

         We have a four year employment agreement which expires June 30, 2003 with Albert G. Schmerge, III, who is our Chairman of the Board, Chief Executive Officer, President and a Director. The agreement calls for a cost of living adjusted annual base salary of $275,000 plus an annual bonus equal to 10% of our net income in excess of a 10% return on shareholder equity. Mr. Schmerge may elect to receive up to 50% of any amounts due him under this agreement in Company stock. The number of shares issued to him pursuant to this provision shall be based upon a value equal to the amount established by the Board for the repurchase of shares of the Company's stock from existing shareholders (currently $5.00 per share). Salaries earned by Mr. Schmerge during 2001 amounted to $294,856. At December 31, 2001, accrued and unpaid salaries of $150,185 was due, of which $100,000 was paid on January 2, 2002.

         The employment agreement also provided for Mr. Schmerge to continue to participate in employee benefit plans consisting of life, medical insurance plans and long term disability coverage.

Outside Director Compensation

         Our non-salaried outside directors, Mr. Norman F. Swanton, Mr. Martin
D. Newman, Mr. Rodney Knowles III and Mr. Fred C. Lohrum received an annual retainer of $5,000 plus a stipend of $1,000 for each Board of Directors meeting attended. It is anticipated that the Board will hold four regular meetings each year. The Board appointed a compensation committee, which is comprised of the Outside Directors.

         In 1997, we issued 4,115 common stock purchase warrants to Mr. Norman
F. Swanton and 4,115 common stock purchase warrants to Mr. Martin D. Newman, which was each equal to a 1% capitalization of the Company. In 1999, we issued 4,132 common stock purchase warrants to Mr. Rodney Knowles III, which was equal to a 1% capitalization of the Company. Each warrant allows the purchase of one share of our common stock at a price of $1 per share. The warrants were all exercised in 1999.

         In 2000, we issued 4,163 common stock purchase warrants to Mr. Fred C. Lohrum, which was equal to a 1% capitalization of the Company. These warrants have not been exercised as of December 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) As of December 31, 2001, two persons owned of record or were known by us to own beneficially more than five percent (5%) of the Common Stock then outstanding.

         (b) The following table sets forth certain information with respect to the beneficial ownership (determined in accordance with Securities and Exchange Commission Rule 13d-3 under the Securities Exchange Act of 1934) of our Common Stock by each person known to us to beneficially own more than 5% of our outstanding Common Stock, by each director and by all officers and directors as a group.

           Name and Address of              Amount of                Percent
            Beneficial Owner           Beneficial Ownership         of Class
            ----------------           --------------------         --------

         Albert G. Schmerge III (1)          48,000                  11.5833%
         Norman F. Swanton (2)                5,615                   1.3550%
         Cullen Associates (3)               31,808                   7.6759%
         Schmerge Capital LP (4)              3,533                   0.8526%
         Martin D. Newman (5)                 5,128                   1.2375%
         Rodney Knowles III (6)               4,132                   0.9971%
         Fred C. Lohrum (7)                  12,026(8)                2.9021%

         Officers and Directors              74,901                  18.0750%
         as a Group (five people)

(FOOTNOTES)

(1) Mr. Schmerge is an Officer and Director of the Company

(2) Mr. Swanton is an Officer and Director of the Company

(3) A Partnership owned by a trust for the benefit of Albert G. Schmerge, III and his brothers and sisters.

(4) A Partnership owned by the family of Albert G. Schmerge, III, the Chairman & President of the Company.

(5) Mr. Newman is a Director of the Company.

(6) Mr. Knowles is a Director of the Company.

(7) Mr. Lohrum is a Director of the Company.

(8) Includes 4,163 common stock purchase warrants issued in 2000.

         (c) There are no other arrangements, which may at a subsequent date result in a compensatory change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Notes to Consolidated Financial Statements contained in this report for various transactions between the Company and its affiliates.

         (a) No management person is indebted to us.

         (b) There have been no significant transactions with promoters.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)(2) The consolidated financial statements indicated in Item 7, "Financial Statements".

         An annual report will be sent to the Shareholders subsequent to this filing and we will furnish copies of such report to the Commission at that time.

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

         (b)      First Amended Plan of Reorganization of Birchwood Associates
                  dated February 27, 1991.                                                *

         (c)      First Amended Plan of Reorganization of AGS Aspen Walk
                  Associates dated February 27, 1991.                                     *

         (d)      First Amended Plan of Reorganization of AGS Rolling Hills
                  Associates dated February 27, 1991.                                     *

         (e)      First Amended Plan of Reorganization of AGS Jackson Associates
                  dated February 27, 1991.                                                *

         (f)      First Amended Plan of Reorganization of AGS Southern Lights
                  Associates dated February 27, 1991.                                     *

         (g)      First Amended Plan of Reorganization of AGS Fountain Lake
                  Associates dated February 27, 1991.                                     *

         (h)      Confirmation Order dated June 12, 1991 by Chief United States
                  Bankruptcy Judge Burton Lifland.                                        *

         (i)      Second Amended Plan of Reorganization of AGS Fountains
                  Associates dated January, 1992.                                         *

         (j)      Confirmation Order dated March 10, 1992 by Chief United States
                  Bankruptcy Judge Burton Lifland.                                        *

      (3)         Articles of Incorporation and By-laws.                                  *


         *The exhibit was previously included with the Form 10 filed in June
1992.

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

         (f)      Settlement Agreement dated November 23, 1993 between Resource
                  Capital Group, Inc. and Eastrich Multiple Investor Fund, L.P.           *

         (g)      Operating agreement dated April 25, 1995 for 8050 Roswell
                  Associates, LLC a Georgia Limited Liability Company.                    *

         (h)      Operating agreement dated November 8, 1995 for 419 Crossville
                  Associates, LLC a Georgia Limited Liability Company.                    *

     (99)(a)      Report on Form 8-K filed February 7, 1995 regarding the sale
                  of Birches and Foxfire Apartments by AGS Partners MLP, L.P.             *

         (b)      Report on Form 8-K originally filed on November 21, 1995 and amended on January 23, 1996 regarding the purchase of a 75%
                  interest in 419 Crossville Associates, LLC in November 1995.            *

         (c)      Report on Form 8-K filed May 27, 1997 regarding the sale of
                  Carriage House and Compass Pointe Apartments.                           *

         (b)      REPORTS ON FORM 8-K NONE

*The exhibit was previously included with the Form 10 filed in June 1992 or the Form 10-KSB filed in 1993 through 1997.

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





                                     Date: March 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                              Title                           Date
      ---------                              -----                           ----

/s/ Albert G. Schmerge III          Chairman of the Board,             March 28, 2002
--------------------------          Chief Executive Officer,
Albert G. Schmerge III              President and Director


/s/ Norman F. Swanton               Secretary-Treasurer                March 28, 2002
---------------------               and Director
Norman F. Swanton


/s/ Martin D. Newman                Director                           March 28, 2002
--------------------
Martin D. Newman


/s/Rodney Knowles III               Director                           March 28, 2002
---------------------
Rodney Knowles III


/s/Fred C. Lohrum                   Director                           March 28, 2002
-----------------
Fred C. Lohrum

                          RESOURCE CAPITAL GROUP, INC.

                        Consolidated Financial Statements
                                 for year ended
                                December 31, 2001

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

Consolidated Statement of Cash Flows                           F-6

Notes to Consolidated Financial Statements                     F-7

                          Independent Auditor's Report




To the Board of Directors
Resource Capital Group, Inc.

We have audited the accompanying consolidated balance sheet of Resource Capital Group, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Capital Group, Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                    PKF

                                    Certified Public Accountants
                                    A Professional Corporation






New York, NY
February 20, 2002

                          RESOURCE CAPITAL GROUP, INC.

                           Consolidated Balance Sheet
                                December 31, 2001




                                                 Assets
Cash                                                                                   $   727,062

Real and personal property, at cost (notes 1, 2, 3 and 4)
     Land                                                            $ 3,239,884
     Buildings and improvements                                       12,714,555
     Furniture and equipment                                             629,741
                                                                     -----------
                                                                      16,584,180
     Less accumulated depreciation                                    (1,045,093)       15,539,087
                                                                     -----------

Deferred mortgage costs - net of accumulated amortization of
 $87,979 (note 2)                                                                          222,275

Recoverable taxes (note 6)                                                                 180,108

Escrow deposits (note 4)                                                                   136,366

Other assets                                                                                65,453
                                                                                       -----------
                                                                                       $16,870,351
                                                                                       -----------

                                  Liabilities and Stockholders' Equity

Liabilities
     Accounts payable                                                                  $    38,123
     Contract payable (note 7)                                                              84,800
     Accrued expenses
         Interest                                                    $    61,986
         Officer's salary (note 7)                                       150,185
         Professional fees                                                26,000
         Other                                                            20,615           258,786
                                                                     -----------
     Security deposits and other                                                           156,623
     Mortgages and loan payable (note 4)                                                11,953,548
                                                                                       -----------
                  Total liabilities                                                     12,491,880

Commitments (notes 4 and 7)

Stockholders' equity (note 5)
     Common stock - $.01 par value per share, authorized
      1,000,000 shares, issued 520,970 shares                              5,210
     Additional paid-in capital                                        4,652,912
     Retained (deficit)                                                  (53,634)
     Treasury stock - 110,743 shares, at cost                           (226,017)        4,378,471
                                                                     -----------       -----------
                                                                                       $16,870,351
                                                                                       -----------



See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Operations



                                                                           Year Ended
                                                                           December 31
                                                                  -----------------------------
                                                                      2001              2000
                                                                  -----------       -----------

Income
   Rental operations (notes 1, 3 and 7)                           $ 1,950,887       $ 1,980,707
   Net gain on sale of real and personal properties (note 3)          205,929                --
   Interest and other income                                           31,154            64,389
                                                                  -----------       -----------
                Total income                                        2,187,970         2,045,096
                                                                  -----------       -----------

Expenses
   Rental operations (notes 1 and 3)                                  580,951           571,135
   General and administrative                                         793,012           783,393
   Interest (note 4)                                                  668,978           681,854
   Depreciation and amortization (note 2)                             369,417           373,916
                                                                  -----------       -----------
                Total expenses                                      2,412,358         2,410,298
                                                                  -----------       -----------

                (Loss) before income tax benefit                     (224,388)         (365,202)

Income tax benefit (note 6)                                            39,325           116,005
                                                                  -----------       -----------

                Net (loss)                                        $  (185,063)      $  (249,197)
                                                                  -----------       -----------

Net (loss) per share (note 2)
   Basic net (loss) per share                                     $      (.45)      $      (.60)
                                                                  -----------       -----------
   Dilutive net (loss) per share                                  $      (.45)      $      (.60)
                                                                  -----------       -----------


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                 Consolidated Statement of Stockholders' Equity
                   For Years Ended December 31, 2001 and 2000




                                                                  Additional        Retained                           Total
                                                   Common          Paid-in          Earnings          Treasury      Stockholders'
                                                    Stock          Capital          (Deficit)           Stock           Equity
                                                   -------        ----------        ---------         ---------     -------------

Balance, December 31, 1999                          $5,210        $4,636,260        $ 380,626         $(192,477)     $ 4,829,619

    Net (loss) for year ended December 31, 2000         --                --         (249,197)               --         (249,197)

    Issuance of warrants (note 5)                       --            16,652               --                --           16,652

    Treasury stock acquired (note 5)                    --                --               --            (4,995)          (4,995)
                                                    ------        ----------        ---------         ---------      -----------

Balance, December 31, 2000                           5,210         4,652,912          131,429          (197,472)       4,592,079

    Net (loss) for year ended December 31, 2001         --                --         (185,063)               --         (185,063)

    Treasury stock acquired (note 5)                    --                --               --           (28,545)         (28,545)
                                                    ------        ----------        ---------         ---------      -----------

Balance, December 31, 2001                          $5,210        $4,652,912        $ (53,634)        $(226,017)     $ 4,378,471
                                                    ------        ----------        ---------         ---------      -----------


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                      Consolidated Statement of Cash Flows


                                                                                Year Ended
                                                                                December 31
                                                                      --------------------------------
                                                                          2001                2000
                                                                      -----------         -----------
Cash flows from operating activities
     Net (loss)                                                       $  (185,063)        $  (249,197)
     Adjustments to reconcile net (loss) to net cash
      (used) by operating activities
         Depreciation and amortization                                    369,417             373,916
         Deferred income taxes                                             45,756            (118,075)
         Net gain on sale of real and personal properties                (205,929)                 --
          Issuance of stock warrants                                           --              16,652
         Changes in certain other accounts
              Prepaid income taxes                                         69,479             (69,479)
              Recoverable taxes                                           (88,072)                 --
              Escrow deposits and other assets                            (26,517)            (24,468)
              Accounts payable                                            (60,835)             12,518
              Accrued expenses                                            (24,012)            (82,325)
              Security deposits and other                                  26,502              (5,372)
                                                                      -----------         -----------
                  Net cash (used) by operating activities                 (79,274)           (145,830)
                                                                      -----------         -----------

Cash flows from investing activities
     Additions to real and personal property - net                     (4,432,014)           (461,643)
     Construction in progress costs - net                                      --            (735,035)
     Net proceeds from sale of real and personal properties             1,808,115                  --
                                                                      -----------         -----------
                  Net cash (used) by investing activities              (2,623,899)         (1,196,678)
                                                                      -----------         -----------

Cash flows from financing activities
     Repayment of mortgages payable                                      (898,346)         (1,278,670)
     Proceeds from mortgages and loan payable                           4,031,429           2,850,632
     Mortgage amortization payments                                      (186,688)           (187,807)
     Purchase of treasury stock                                           (28,545)             (4,995)
     Deferred mortgage costs                                               (4,986)           (113,144)
                                                                      -----------         -----------
                  Net cash provided by financing activities             2,912,864           1,266,016
                                                                      -----------         -----------

                  Net increase (decrease) in cash                         209,691             (76,492)

Cash at beginning of year                                                 517,371             593,863
                                                                      -----------         -----------

Cash at end of year                                                   $   727,062         $   517,371
                                                                      -----------         -----------

Supplemental disclosures of cash flow information
   Cash paid during the year for interest (net of $212,542 and
   $14,392 capitalized in 2001 and 2000, respectively)                $   664,140         $   686,377
                                                                      -----------         -----------

   Cash paid during the year for income taxes                         $     4,362         $   243,481
                                                                      -----------         -----------


See notes to consolidated financial statements

                          RESOURCE CAPITAL GROUP, INC.

                                December 31, 2000



Note 1 - Organization and description of business

Resource Capital Group, Inc. (the Company) was organized as a Delaware Corporation in November 1990. The Company's primary business is the ownership and operation of various commercial properties in the southeast region of the United States of America. As of December 31, 2001, the Company's investments include:

         8050 ROSWELL ASSOCIATES LLC (8050 ROSWELL), formed in 1995 and owns an office building in Fulton County, Georgia.

         419 CROSSVILLE ASSOCIATES LLC (CROSSVILLE), formed in 1995 and owns an office building in Fulton County, Georgia.

         COLONIAL PARK COMMONS LLC (COLONIAL), formed in 1996 and owns an office building in Fulton County, Georgia.

         HEIDE LOT LLC (HEIDE), formed in 1996 and owns an office building, which was constructed in 1999 in Fulton County, Georgia.

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

         RCGI OLD CANTON, LLC (OLD CANTON), formed in 1999 and owns an office building in Cobb County, Georgia.

         WILTON CENTER, LLC (WILTON), formed in 1999 to construct four office buildings in Fulton County, Georgia, which was completed in December 2001.

In 2001 the real and personal properties owned by 8046 Roswell Road LLC (8046 Roswell) and Woodstock Office I, LLC (Woodstock) were sold (see note 3). The Company has included the operations of these entities in the consolidated financial statements through the date of disposition.

Note 2 - Significant accounting policies

Basis of accounting

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 8050 Roswell, Crossville, Colonial, Heide, Hunter, Oakmont, Montclair, Holcomb Bridge, Millwood, Old Canton and Wilton. All intercompany transactions and balances have been eliminated in consolidation.

                          RESOURCE CAPITAL GROUP, INC.

                                December 31, 2000



Use of estimates

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived assets

Management evaluates the Company's long-lived assets, which consist primarily of its investments in real and personal property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount of a specific property, the assets will be written down to its fair value. No such write-downs were required in 2001 and 2000.

Disclosure about fair value of financial instruments

The carrying amount of the Company's cash and mortgages and loan payable is a reasonable approximation of fair value.

Depreciation and amortization

Depreciation of real and personal property is being provided on straight-line and accelerated methods over estimated service lives ranging from 7 to 39 years. Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $305,928 and $318,211, respectively.

Deferred mortgage costs are being amortized on a straight-line basis over the term of the respective mortgages. As a result of the refinancing and satisfaction of certain mortgages during 2001 and 2000, deferred mortgage costs in the amount of $18,871 in 2001 and $22,248 in 2000 have been fully amortized and reflected in the consolidated statement of operations.

Income taxes

Deferred tax assets and liabilities are recognized for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred tax assets are reflected at their likely realizable amount.

Cash

Cash includes cash on hand and in banks and money market funds which are available for current operations. Substantially, all of the Company's cash is maintained in a cash management account on deposit with one bank. The Company has not experienced any losses on its cash deposits.

                          RESOURCE CAPITAL GROUP, INC.

             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000



Recent accounting pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under adoption of SFAS 142, goodwill and other intangible assets will no longer be amortized and will be tested for impairment at least annually at the reporting unit level. The adoption of these pronouncements do not affect current financial reporting but may affect the accounting for future reporting if acquisitions are consummated.

In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS 144 will have a material affect on the Company's financial reporting.

Net (loss) per share

In computing per share amounts, the Company follows the provisions of the Financial Accounting Standards Board Statement No. 128, "Earnings per Share". The following table sets forth the computation of basic and diluted net (loss) per share:

                                                                                  Year Ended
                                                                                  December 31
                                                                      -------------------------------
                                                                          2001                2000
                                                                      -----------         -----------
Numerator used for both basic and diluted net (loss) per share        $  (185,063)        $  (249,197)
                                                                      -----------         -----------
Denominator used for both basic and diluted net (loss) per
 share - weighted average shares outstanding                              414,665             416,389
                                                                      -----------         -----------

Basic net (loss) per share                                                   (.45)               (.60)
                                                                      -----------         -----------
Dilutive net (loss) per share                                         $      (.45)        $      (.60)
                                                                      -----------         -----------

Basic net (loss) per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase common stock are included as common stock equivalents only when dilutive. For the years ended December 31, 2001 and 2000, potential common stock equivalents totaling 4,163 shares have been excluded from dilutive net (loss) per share as the effects of such shares would have been antidilutive.

Note 3 -  Property acquisitions and dispositions

2001 dispositions

In May 2001 and September 2001, the properties owned by 8046 Roswell and Woodstock were sold for net proceeds of $1,808,115 and resulted in the realization of a net gain in the amount of $205,929. Operating results of these entities, exclusive of the $205,929 net gain included in the accompanying consolidated statement of operations are as follows:

                                           2001            2000
                                         --------        --------

Income from rental operations            $141,699        $273,910
                                         --------        --------

Expenses
    Rental operations                    $ 57,105        $ 82,288
    Interest                               47,324          83,013
    Depreciation and amortization          41,286          43,149
                                         --------        --------
                                         $145,715        $208,450
                                         --------        --------

Acquisition

In December 1999, the Company formed Wilton with a $1,178,826 capital contribution and Wilton simultaneously acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. During 2001 and 2000,

                          RESOURCE CAPITAL GROUP, INC.

                                December 31, 2000



the Company made additional capital contributions in the amount of $334,315. The Wilton property was used to construct four office buildings, all of which were completed in December 2001. As of December 31, 2001, the Company has incurred $4,956,248 of costs associated with the construction of those office buildings. During 2001 and 2000, the period the buildings were under construction, $212,542 and $14,392, respectively, of interest was capitalized and is included in building and improvements in the accompanying consolidated financial statements. In order to fund the construction of the four office buildings, Wilton obtained a credit facility whereby $4,640,000 could be financed (see note 4).

Note 4 - Mortgages and loan payable

The mortgages and loan payable as of December 31, 2001 consist of the following:

         8050 Roswell - The mortgage payable bore interest at 9.53% per annum through June 30, 2000 and 9.99% per annum thereafter and matures in
         July 2010. The terms of the mortgage require that monthly payments of
         $3,864 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts every five years, which commenced on July 1, 2000 and is computed as 325 basis points over the
         average yield on U.S. Treasury securities, as defined                          $   264,914

         Crossville - The mortgage payable bears interest at 7.75% per annum and matures in February 2008. The terms of the mortgage require that monthly payments of $8,693 be applied first to interest with the balance to reduction of principal. In addition, the mortgage payable requires monthly escrow deposits, which currently amount to $1,390, to
         be made to the mortgagee for the payment of real estate taxes                    1,015,213

         Colonial - The mortgage payable bears interest at 10% per annum and matures on June 23, 2005. The terms of the mortgage require that monthly payments of $13,158 be applied first to interest with the balance to reduction of principal. One of the members of the Company's
         Board of Directors is a Board member and shareholder of the mortgagee            1,316,320

         Holcomb Bridge - The mortgage payable bears interest at 8.5% per annum and matures in March 2018. The terms of the mortgage require that monthly payments of $8,418 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts every five years commencing on March 1, 2003 and is computed as 275 basis points over the average yield on U.S. Treasury securities, as defined. The
         mortgage may be called by the lender in March 2003                                 889,018

         Montclair - The mortgage payable bears interest at 7.14% per annum and matures in January 2019. The terms of the mortgage require that monthly payments of $7,367 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts every five years commencing on January 1, 2004 and is computed as 275 basis points over the average yield on U.S. Treasury securities, as defined. The mortgage
         may be called by the lender in January 2004                                        871,222

         Oakmont - The mortgage payable bears interest at 7.14% per annum and matures in January 2019. The terms of the mortgage require that monthly payments of $6,348 be applied first to interest and the balance to reduction of principal. Interest on this loan adjusts every five years commencing on January 1, 2004 and is computed as 275 basis points over the average yield on U.S. Treasury securities, as defined. The mortgage
         may be called by the lender in January 2004                                    $   750,734

                          RESOURCE CAPITAL GROUP, INC.

                                December 31, 2000



         Heide - The mortgage payable matures in March 2004 and required interest only monthly payments through March 2000 at the lender's base rate plus 1%. Commencing in April 2000 until maturity, the mortgage payable bears interest at 9.38% per annum and requires that monthly payments of $8,319 be applied first to interest with the balance to
         reduction of principal                                                             875,131

         Millwood - The mortgage payable bears interest at 7.54% per annum and matures in September 2008. The terms of the mortgage require that monthly payments of $4,071 be applied first to interest with the balance to reduction of principal. In addition, the mortgage payable requires monthly escrow deposits, which currently amount to $1,652, to be made to the mortgagee for the payment of real estate taxes,
         insurance, lease reserves and replacement reserves                                 563,487

         Old Canton -The mortgage payable bears interest at 7.54% per annum and matures in September 2008. The terms of the mortgage require that monthly payments of $5,545 be applied first to interest with the balance to reduction of principal. In addition, the mortgage payable requires monthly escrow deposits, which currently amount to $3,421, to be made to the mortgagee for the payment of real estate taxes,
         insurance, lease reserves and replacement reserves                                 767,509

         Wilton - Under the terms of a construction loan agreement, the Company was able to borrow up to the principal sum of $4,640,000, which was fully drawn down as of December 31, 2001. The loan matures in November
         2005 and requires interest only monthly payments at the lender's base
         rate, which is currently at 4.75%. Commencing December 1, 2001 until             4,640,000
         maturity, monthly principal payments of $4,608 plus interest at the            -----------
         lender's base rate are required                                                $11,953,548
                                                                                        -----------



A schedule of future amortization payments at December 31, 2001 is as follows:

         2002                 $     236,750
         2003                       252,691
         2004                     1,087,137
         2005                     5,881,431
         2006                       191,505
         Thereafter               4,304,034
                              -------------
                              $  11,953,548
                              -------------

A majority of the mortgage notes payable have been guaranteed by the Company. The above table excludes the callable provisions in Holcomb Bridge (2003), Montclair (2004) and Oakmont (2004).

                          RESOURCE CAPITAL GROUP, INC.

                                December 31, 2000



Note 5 - Stockholders' equity

Warrants

In August 2000, the Company issued 4,163 warrants, expiring in August 2003, valued at $16,652 to one of its members of the Board of Directors. Each warrant allowed the purchase of one share of the Company's common stock at a price of $1 per share. As of December 31, 2001, none of these warrants were exercised.

Treasury stock

During 2001 and 2000, the Company acquired as treasury stock 5,709 and 999 shares for $28,545 and $4,995, respectively. At December 31, 2001, the Company has acquired a total of 110,743 shares of treasury stock.

Note 6 - Income taxes

At December 31, 2001, the Corporation has available operating loss carryforwards of approximately $225,000 for Federal tax purposes which expire in 2021. The Company intends on carrying back these losses which should result in a Federal tax refund of approximately $76,500. In addition, the Company has previously filed for Federal carryback refund claims of approximately $103,500.

The income tax (expense) benefit for the years ended December 31, 2001 and 2000 is as follows:

                                2001              2000
                             ---------         ---------
         Current
              Federal        $  76,292         $      --
              State              8,789            (2,070)
                             ---------         ---------
                                85,081            (2,070)
         Deferred              (45,756)          118,075
                             ---------         ---------
                             $  39,325         $ 116,005
                             ---------         ---------

The deferred tax expense results from the utilization of prior years' net operating losses and an adjustment related to restricted stock issued in prior years.

The difference between the total tax benefit and that obtained by applying the statutory rate is as follows:

                                                        2001              2000
                                                     --------         ---------

         Tax benefit at statutory rate               $ 76,292         $ 124,169
         State taxes and other                        (36,967)           (8,164)
                                                     --------         ---------
                           Income tax benefit        $ 39,325         $ 116,005
                                                     --------         ---------

Note 7 - Commitments

a.  Employment agreement

The Company has a four year employment agreement with its President which expires on June 30, 2003. The agreement calls for a cost of living adjusted annual base salary of $275,000, plus an annual bonus based on the Company's net income, as defined. The agreement allows the president to elect to receive up to 50% of his salary in the form of Company common stock. At December 31, 2001, $150,185 in accrued and unpaid salaries was due, of which $100,000 was paid on January 2, 2002.


b.  Operating leases

8050 Roswell, Crossville, Colonial, Heide, Oakmont, Montclair, Holcomb Bridge, Millwood, Old Canton, and Wilton, each lease their office space under operating lease agreements expiring in various years through 2007. Future minimum annual rents to be received under operating leases currently in effect are as follows:

                          RESOURCE CAPITAL GROUP, INC.

                                December 31, 2000



             2002                        $1,777,688
             2003                         1,418,682
             2004                         1,087,631
             2005                           478,959
             2006                           147,593
             Thereafter                       6,626
                                         ----------
                                         $4,917,179
                                         ----------

The Company's policy is to record base rental charges to tenants on a straight-line basis over the term of each individual lease agreement. However, due to the uncertainty that tenants will not be able to fulfill their lease commitments, such rental charges are recognized in accordance with the rent payment terms specified by the lease.

c.  Contract payable

During 2000, the Company entered into a contract in the amount of $4,240,000, to construct four office buildings at Wilton. As of December 31, 2001, all work has been completed, of which $84,800 remained unpaid and has been reflected as a liability in the accompanying consolidated financial statements.