Form 10QSB
period 2002-03-31
RESOURCE CAPITAL GROUP INC
filed 2002-05-10
CIK 888242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

770-649-7000

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes              ☐No

As of March 31, 2002, 409,615 shares of common stock of the Registrant were outstanding.

INDEX

RESOURCE CAPITAL GROUP, INC.

			Page Number

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements (Unaudited)
		Consolidated Balance Sheet - March 31, 2002 and December 31, 2001	3
		Consolidated Statement of Operations - For the Three Months Ended March 31, 2002 and 2001	4
		Consolidated Statement of Cash Flows - For the Three Months Ended March 31, 2002 and 2001	5
		Notes to Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis or Plan of Operation	7
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	10
	Signatures		11

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

RESOURCE CAPITAL GROUP, INC.

Consolidated Balance Sheet

ASSETS

	March 31,	December 31,
	2002	2001

	(unaudited)
Cash	$502,377	$727,062
Real and personal property, at cost
Land	3,239,884	3,239,884
Buildings and improvements	12,758,228	12,714,555
Furniture and equipment	642,468	629,741

	16,640,580	16,584,180
Less accumulated depreciation	(1,150,726)	(1,045,093)

	15,489,854	15,539,087

Escrow deposits	155,754	136,366
Recoverable taxes	215,330	180,108
Deferred charges-net of accumulated amortization	211,166	222,275
Other assets	72,297	65,453

	$16,646,778	$16,870,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$80,733	$38,123
Contract payable	84,800	84,800
Accrued expenses
Interest	62,761	61,986
Officer’s Salary	49,586	150,185
Professional fees	2,125	26,000
Property taxes	29,492	—
Other	18,175	20,615

	162,139	258,786
Security deposits and other	130,072	156,623
Mortgages payable	11,907,845	11,953,548

Total Liabilities	12,365,589	12,491,880
Stockholders’ equity
Common stock – authorized 1,000,000 shares $.01 par value per share, issued 520,970 shares	5,210	5,210
Additional paid-in capital	4,652,912	4,652,912
Retained earnings (deficit)	(147,856)	(53,634)
Treasury stock, at cost, 111,355 shares at March 31, 2002	(229,077)	(226,017)

Total Stockholders’ Equity	4,281,189	4,378,471

	$16,646,778	$16,870,351

See notes to consolidated financial statements

b)  Consolidated Statement of Operations

RESOURCE CAPITAL GROUP, INC.

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Income
Rental operations	$525,529	$502,029
Interest – investments	1,876	5,130
Other income	481	2,396

Total Income	527,886	509,555

Expenses
Rental operations	140,524	135,081
General and administrative	204,847	202,366
Interest	206,463	174,835
Depreciation and amortization	116,742	87,002

Total Expenses	668,576	599,284

(Loss) before income tax benefit	(140,690)	(89,729)
Income tax benefit	46,468	29,009

Net (loss)	$(94,222)	$(60,720)

Basic net (loss) per share	$(0.23)	$(0.15)

Weighted average shares outstanding	409,778	415,936

See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

RESOURCE CAPITAL GROUP, INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities
Net (loss)	$(94,222)	$(60,720)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization	116,742	87,002
Changes in certain other accounts
Other assets	(61,454)	(59,674)
Accounts payable	42,610	(7,113)
Accrued expenses	(96,647)	(60,304)
Security deposits and other	(26,551)	19,531

Net cash (used) by operating activities	(119,522)	(81,278)

Cash flows from investing activities
Additions to real and personal property	(56,400)	(52,077)
Construction in progress costs-net of changes in contract payable	—	(2,079,678)

Net cash (used) by investing activities	(56,400)	(2,131,755)

Cash flows from financing activities
Purchase of treasury stock	(3,060)	—
Proceeds from mortgages and loans payable	—	2,525,089
Mortgage amortization payments	(45,703)	(53,414)
Deferred mortgage costs	—	(108)

Net cash provided (used) by financing activities	(48,763)	2,471,567

Net increase (decrease) in cash	(224,685)	258,534
Cash at beginning of period	727,062	517,371

Cash at end of period	$502,377	$775,905

Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of $23,578 interest capitalized in 2001)	$205,688	$175,191

Cash paid during the period for income taxes	$4,170	$2,380

See notes to consolidated financial statements

Resource Capital Group, Inc.

Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2001.

Note 2 Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: 8050 Roswell Associates LLC (8050 Roswell); 419 Crossville Associates LLC (Crossville); Colonial Park Commons LLC (Colonial Park); Heide Lot LLC (Heide Lot); 920 Holcomb Bridge LLC; RCGI Montclair I LLC; RCGI Oakmont LLC; RCGI Millwood LLC; RCGI Old Canton LLC ; Wilton Center LLC(Wilton) and Hunter Management Company. Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or through the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

Long-lived assets

Management evaluates the Company’s long-lived assets, which consist primarily of its investments in real and personal property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount of a specific property, the assets will be written down to its fair value. No such write- downs were required in 2002 and 2001 periods.

Note 3 Net (Loss) per share

Basic net (loss) per share of common stock is computed by dividing net (loss) by the weighted average number of shares outstanding during the period. The diluted net (loss) per share for each period presented was the same as the basic net (loss) per share.

Item 2.        Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

Our liquidity is based primarily on our cash reserves, real estate operating income, our ability to obtain mortgage financing plus our ability to sell and refinance our real estate investments. These funds are used to pay our normal operating expenses and fund new acquisitions.

As of March 31, 2002, we had cash reserves of $502,377. We believe our cash reserves and current and projected future levels of income are sufficient to meet our current level of operating expenses on an ongoing basis. However, a further decline in the local real estate market or our ability to sell and/or refinance our real estate investments could have a negative impact on our operating cash flows.

Despite an overabundance of office space becoming available in the sublease market due to a recent downturn in the United States economy and a softening of the Atlanta real estate market, our overall occupancy levels have remained near 100% except for our Wilton and Crossville properties as discussed below.

a) Wilton Center

In December 2001, we substantially completed construction of Wilton Center, a 48,000 square foot office park containing four buildings, at a total cost, excluding land, of approximately $4,956,000. Wilton was formed in December 1999 with a $1,178,826 capital contribution, when we acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. Subsequently, we have made additional capital contributions totaling $360,993 through March 31, 2002. In order to fund the construction of the office buildings, Wilton obtained a mortgage payable for $4,640,000, which was fully funded as of December 31, 2001.

The Roswell, Fulton County, Georgia office rental market along Highway 92 began experiencing a softness in the fall of 2000 with the completion of several hundred office condominiums in Wilton’s immediate market. Most of the condominiums were purchased by potential tenants of Wilton Center or by investors who leased space for as low as $13.00 per square foot to potential Wilton tenants. Consequently, when we began pre-leasing Wilton, we were only able to achieve 13% occupancy prior to the incident of September 11, 2001 at rental rates averaging $17.49 per square foot.

In response to the softness in the rental market and the events of September 11, 2001 we reduced our average rental rates to $16.00 per foot. Subsequently we further lowered our rental rates to $15.00 per foot and have leased an additional 25% of the property. It is still too soon to determine the effect, if any, this rate reduction will have on occupancy in the near future. At its present occupancy and present mortgage rate (4.75%), Wilton Center would have a negative impact on the Company’s earnings of about $260,000 annually. However, we believe the softness of the Roswell, Georgia office market and the effects of the events of September 11, 2001 to be temporary, and our investment in Wilton will produce future cash flows from operations. The breakeven rental rate for Wilton Center at 100% occupancy is approximately $11.25 per foot. If we successfully complete the leasing of Wilton Center at rates averaging $15.00 per foot we expect Wilton would have a positive effect on the Company’s operations of $184,000 annually at the current mortgage rate (4.75%).

b) Crossville

Crossville is in the same market as Wilton and its occupancy has been affected by the same factors as Wilton. As of September 11, 2001 Crossville’s occupancy stood at 63% with average rental rates of $15.30 per foot. In response to the softness in the market, and the events of September 11, 2001, we reduced our rental rates to $12.90 per foot. We were able to achieve 75% occupancy as of March 31, 2002. It is still too soon to tell what effect, if any, this price reduction will have on our occupancy. However, we believe that the softness in the Roswell, Georgia office market and the effect of the events of September 11, 2001 are temporary and our investment in Crossville will continue to produce future cash flows from operations. At 75% occupancy, Crossville would have a positive $38,000 effect on earnings. The breakeven rental rates for Crossville at 100% occupancy is approximately $9.33 per foot.

c) Other Significant Events

At our regular Board meeting held on April 16, 2002 Mr. Schmerge advised the Board that he intended to maximize his option to receive shares of stock in lieu of cash compensation pursuant to the terms of his employment contract.

Because of our number of shareholders, we are required to be a public reporting company under the Securities Exchange Act of 1934. As a result, we incur significant expenses even though our shares are not publicly traded. In order to reduce expenses, we are planning to propose a reverse stock split or other action to reduce the number of shareholders below the level subjecting us to the reporting requirements of the Exchange Act. A reverse stock split or similar transaction would be subject to shareholder approval and would be described in a document provided to all shareholders. We are in the early stages of preparing such a proposal, and no determination has been made at this time regarding a proposed valuation for purposes of paying cash in lieu of fractional shares. No assurance can be given that a reverse stock split or similar transaction will be consummated.

Both of these events, if implemented are expected to have a significant positive effect on our liquidity and earnings.

Our current business plan includes the potential sale of one or more additional properties and the refinancing of 8050 Roswell and Heidi Lot mortgages. We expect the completion of any of these transactions to have a positive effect on our earnings and our cash flow. No contracts for sale or mortgage commitments have been entered into.

Based on future budgets plus recent property valuations, we believe that our real estate investments should produce future cash flows from operations and/or the sale of properties.

For the three months ended March 31, 2002, we utilized $119,522 in cash from operating activities, principally from operating losses and the reduction in accrued expenses. We utilized $48,763 in cash from financing activities, principally from the mortgage amortization payments. We utilized $56,400 in cash from investing activities, principally from the additions to real and personal property. These activities resulted in an overall net decrease in cash of $224,685 for the period.

Results of Operations

For the three months ended March 31, 2002 we realized a net loss of $94,222 compared to a net loss of $60,720 for the same period in 2001.

Total income for the three months ended March 31, 2002 was $527,886 versus $509,555 in 2001. Rental income increased $23,500 for the period principally from the substantial completion of the construction and partial lease up of Wilton at the end of 2001.

Total expenses for the three months ended March 31, 2002 were $668,576 compared to $599,284 for the same period in 2001. Rental operating expenses increased by $5,443 and depreciation and amortization expense increased by $29,740 principally due to the substantial completion of the construction of Wilton at the end of 2001. Interest expense increased by $31,628, principally from the interest due on the Wilton mortgage.

General and administrative expenses for the three months ended March 31, 2002 increased $2,481 from the same period last year. This increase in expenses is attributable to increased wages.

The income tax benefit for the three months ended March 31, 2002 was $46,468 compared to $29,009 for the same period last year. This increase results from us having a greater net loss in 2002 than 2001.

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the depreciable lives and recoverability of our real and personal property. Actual results could differ from those estimates.

We do not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated entities.

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

Date: May 10, 2002