Form 10QSB
period 2002-06-30
RESOURCE CAPITAL GROUP INC
filed 2002-08-14
CIK 888242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________________ to __________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

As of June 30, 2002, 409,462 shares of common stock of the Registrant were outstanding.

INDEX

RESOURCE CAPITAL GROUP, INC.

Page Number

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet — June 30, 2002 and December 31, 2001	3
Consolidated Statement of Operations — For the Three and Six Months Ended June 30, 2002 and 2001	4
Consolidated Statement of Cash Flows — For the Six Months Ended June 30, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	8
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13
Exhibit 99 — Section 906 Certification of the CEO and the CFO

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

RESOURCE CAPITAL GROUP, INC.

Consolidated Balance Sheet

ASSETS

	June 30,	December 31,
	2002	2001

	(unaudited)
Cash	$689,203	$727,062
Real and personal property, at cost
Land	3,239,884	3,239,884
Buildings and improvements	12,795,802	12,714,555
Furniture and equipment	685,402	629,741

	16,721,088	16,584,180
Less accumulated depreciation	(1,264,230)	(1,045,093)

	15,456,858	15,539,087

Escrow deposits	170,991	136,366
Recoverable taxes	238,668	180,108
Deferred charges-net of accumulated amortization	211,487	222,275
Other assets	91,486	65,453

	$16,858,693	$16,870,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$63,791	$38,123
Contract payable		84,800
Accrued expenses
Interest	59,771	61,986
Officer’s Salary	169,858	150,185
Professional fees	11,250	26,000
Property taxes	63,814	—
Other	25,674	20,615

	330,367	258,786
Security deposits and other	133,998	156,623
Mortgages payable (Note 4)	12,205,317	11,953,548

Total Liabilities	12,733,473	12,491,880
Stockholders’ equity
Common stock — authorized 1,000,000 shares $.01 par value per share, issued 520,970 shares	5,210	5,210
Additional paid-in capital	4,652,912	4,652,912
Retained earnings (deficit)	(303,060)	(53,634)
Treasury stock, at cost, 111,508 and 110,743 shares at June 30, 2002 and December 31, 2001, respectively	(229,842)	(226,017)

Total Stockholders’ Equity	4,125,220	4,378,471

	$16,858,693	$16,870,351

See notes to consolidated financial statements

b) Consolidated Statement of Operations

RESOURCE CAPITAL GROUP, INC.

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income
Rental operations	$485,570	$488,365	$1,011,099	$990,394
Interest — investments	1,706	5,964	3,582	11,094
Loss from sale of real property		(29,465)		(29,465)
Other income	2,597	2,098	3,078	4,494

Total Income	489,873	466,962	1,017,759	976,517

Expenses
Rental operations	136,217	139,006	276,741	274,087
General and administrative	248,489	187,485	453,336	389,851
Interest	207,906	170,766	414,369	345,601
Depreciation and amortization	132,419	83,839	249,161	170,841

Total Expenses	725,031	581,096	1,393,607	1,180,380

(Loss) before income taxes	(235,158)	(114,134)	(375,848)	(203,863)
Benefit of income taxes	79,954	38,806	126,422	67,815

Net (loss)	$(155,204)	$(75,328)	$(249,426)	$(136,048)

Basic net (loss) per share	$(0.38)	$(0.18)	$(0.61)	$(0.33)

Weighted average shares outstanding	409,551	415,889	409,664	415,912

See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

RESOURCE CAPITAL GROUP, INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities
Net (loss)	$(249,426)	$(136,048)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization	249,161	170,841
Loss from sale of real property		29,465
Changes in certain other accounts
Other assets	(119,218)	(95,088)
Accounts payable	25,668	(48,891)
Accrued expenses	71,581	(104,498)
Security deposits and other	(22,625)	9,569

Net cash (used) by operating activities	(44,859)	(174,650)

Cash flows from investing activities
Additions to real and personal property	(136,908)	(74,364)
Construction-in-progress costs-net of changes in contract payable	(84,800)	(3,517,907)
Net proceeds from sale of real property		809,115

Net cash (used) by investing activities	(221,708)	(2,783,156)

Cash flows from financing activities
Payments on mortgage payable	(254,730)	(368,872)
Proceeds of mortgages and loan payable	595,000	3,499,009
Mortgage amortization payments	(88,501)	(99,248)
Purchase of treasury stock	(3,825)	(345)
Deferred mortgage costs	(19,236)	(108)

Net cash provided by financing activities	228,708	3,030,436

Net increase (decrease) in cash	(37,859)	72,630
Cash at beginning of period	727,062	517,371

Cash at end of period	$689,203	$590,001

Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of $81,647 interest capitalized in 2001)	$416,584	$350,317

Cash paid during the period for income taxes	$4,170	$2,380

See notes to consolidated financial statements

Resource Capital Group, Inc.

Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2001.

Note 2 Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: 8050 Roswell Associates LLC (8050 Roswell); 419 Crossville Associates LLC (Crossville); Colonial Park Commons LLC (Colonial Park); Heide Lot LLC (Heide Lot); 920 Holcomb Bridge LLC; RCGI Montclair I LLC; RCGI Oakmont LLC; RCGI Millwood LLC; RCGI Old Canton LLC ; Wilton Center LLC (Wilton) and Hunter Management Company. Where subsidiaries were acquired or disposed of during the period the operating results are included from the date of acquisition or through the date of sale. All intercompany transactions and balances have been eliminated in consolidation.

Long-lived assets

Management evaluates the Company’s long-lived assets, which consist primarily of its investments in real and personal property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount of a specific property, the assets will be written down to its fair value. No such write-downs were required in 2002 and 2001 periods.

Note 3 Net (Loss) per share

Basic net (loss) per share of common stock is computed by dividing net (loss) by the weighted average number of shares outstanding during the period. Common stock equivalents are included only when dilutive. The diluted net (loss) per share for each period presented was the same as the basic net (loss) per share. Potential common stock equivalents have been excluded from dilutive net (loss) per share as the effects of such shares would have been antidilutive.

Note 4 Mortgages Payable

On June 18, 2002 the Company closed a mortgage note in the amount of $595,000 secured by the 8050 Roswell property. The note bears interest at 8.75% per annum and matures on June 18, 2007. The terms of the note require that monthly payments of $5,304 be applied first to interest and the balance to reduction of principal. Proceeds of the note were used to repay the previous note (9.99%) and first mortgage on the property in the amount of $254,730.

In addition, effective June 18, 2002 the Company paid $6,625 to the mortgagee to obtain an interest rate reduction on its mortgage secured by the Colonial Park property. The amended note bears interest at 8.5% per annum (previously 10%) and matures on June 23, 2005. The new monthly payment of $11,922 will be applied first to interest and the balance to reduction of principal.

One of the members of the Company’s Board of Directors is a Board member and shareholder of the mortgagee for the 8050 Roswell and Colonial Park properties.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

Our liquidity is based primarily on our cash reserves, real estate operating income, our ability to obtain mortgage financing plus our ability to sell and refinance our real estate investments. These funds are used to pay our normal operating expenses and fund new acquisitions.

As of June 30, 2002, we had cash reserves of $689,203. Mr. Schmerge’s decision to exercise his option to receive stock in lieu of cash compensation should contribute to the Company’s liquidity, (see discussion of other significant events below). Provided that Wilton Center continues to lease up, we believe our cash reserves and current and projected future levels of income are sufficient to meet our current level of operating expenses on an ongoing basis (see discussion of Wilton Center below). However, a further decline in the local real estate market or our ability to sell and/or refinance our real estate investments could have a negative impact on our operating cash flows.

Despite an overabundance of office space becoming available in the sublease market due to the downturn in the United States economy and a softening of the Atlanta real estate market, our overall occupancy levels have remained above 90% except for our Wilton and Crossville properties as discussed below.

a) Wilton Center

We have recently completed construction of Wilton Center, a 48,000 square foot office park containing four buildings, at a total cost, excluding land, of approximately $4,956,000. Wilton was formed in December 1999 with a $1,178,826 capital contribution, when we acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. Subsequently, we have made additional net capital contributions totaling $353,115 through June 30, 2002. In order to fund the construction of the office buildings, Wilton obtained a mortgage payable for $4,640,000, which was fully funded as of December 31, 2001.

The Roswell, Fulton County, Georgia office rental market along Highway 92 began experiencing a softness in the fall of 2000 with the completion of several hundred office condominiums in Wilton’s immediate market. Most of the condominiums were purchased by potential tenants of Wilton Center or by investors who leased space for as low as $13.00 per square foot to potential Wilton tenants. Consequently, when we began pre-leasing Wilton, we were only able to achieve 13% occupancy as of December 31, 2001 at rental rates averaging $17.49 per square foot.

In response to the softness in the rental market we reduced our average rental rates to $16.00 per foot. Subsequently we further lowered our rental rates to $15.00 per foot and have leased an additional 35% of the property. It is still too soon to determine the effect, if any, this rate reduction will have on occupancy in the near future. At its present occupancy and floating mortgage rate (currently 4.75%), Wilton Center would have a negative impact on the Company’s earnings of about $186,000 annually. However, we believe the softness of the Roswell, Georgia office market to be temporary, and our investment in Wilton will produce future cash flows from operations. The breakeven rental rate for Wilton Center at 100% occupancy is approximately $11.25 per foot. The property is currently 48% leased at rates averaging $15.62 per square foot. If we successfully complete the leasing of Wilton Center at rates averaging $15.00 per foot we expect Wilton would have a positive effect on the Company’s operations of $184,000 annually at the floating mortgage rate (currently 4.75%).

b) Crossville

Crossville is in the same market as Wilton and its occupancy has been affected by the same factors as Wilton. In response to the softness in the market, we reduced our rental rates to $12.90 per foot. Previously our average rental rates were $15.30 per foot. The property is currently 70% occupied as of June 30, 2002. The property declined 5% in occupancy during the second quarter of 2002 as a result of one tenant vacating their space. It is still too soon to tell what effect, if any, this price reduction will have on our occupancy. However, we believe that the softness in the Roswell, Georgia office market is temporary and our investment in Crossville will continue to produce future cash flows from operations. At 70% occupancy, Crossville would have a positive effect on the Company’s operations of $22,000 annually. The breakeven rental rates for Crossville at 100% occupancy is approximately $9.33 per foot.

c) Other Significant Events

At our regular Board meeting held on April 16, 2002 Mr. Schmerge advised the Board that he intended to maximize his option to receive shares of stock in lieu of cash compensation pursuant to the terms of his employment contract. As of June 30, 2002 accrued salary of $169,858 is due Mr. Schmerge, our President, CEO, acting CFO and Chairman of the Board. This amount would convert to approximately 33,972 shares of stock at $5 per share. In addition, if Mr. Schmerge exercises his option to receive stock in lieu of cash compensation for the balance of his employment contract this would contribute approximately $285,000 to the Company’s liquidity and would convert to approximately 57,000 shares of stock.

Because of our number of shareholders, we are required to be a public reporting company under the Securities Exchange Act of 1934. As a result, we incur significant expenses even though our shares are not publicly traded. In order to reduce expenses, we are planning to propose a reverse stock split or other action to reduce the number of shareholders below the level subjecting us to the reporting requirements of the Exchange Act. A reverse stock split or similar transaction would be subject to shareholder approval and would be described in a document provided to all shareholders. We are in the process of preparing such a proposal, and no determination has been made at this time regarding a proposed valuation for purposes of paying cash in lieu of fractional shares. No assurance can be given that a reverse stock split or similar transaction will be consummated.

Both of these events, if implemented are expected to have a significant positive effect on our liquidity and/or earnings.

Our current business plan includes the potential sale of one or more additional properties and the refinancing of the Heidi Lot mortgage. We expect the completion of any of these transactions to have a positive effect on our earnings and our cash flow. No contracts for sale or mortgage commitments have been entered into.

Based on future budgets plus recent property valuations, we believe that our real estate investments should produce future cash flows from operations and/or the sale of properties.

For the six months ended June 30, 2002, we utilized $44,859 in cash from operating activities, principally from operating losses and the increase in other assets. We generated $228,708 in cash from financing activities, principally from the net mortgage proceeds from the 8050 Roswell refinancing. We utilized $221,708 in cash from investing activities, principally for the additions to real and personal property and changes in contract payable. These activities resulted in an overall net decrease in cash of $37,859 for the period.

Results of Operations

For the three months ended June 30, 2002 we realized a net loss of $155,204 compared to a net loss of $75,328 for the same period in 2001.

For the six months ended June 30, 2002 we realized a net loss of $249,426 compared to a net loss of $136,048 for the same period in 2001.

Total income for the three months ended June 30, 2002 was $489,873 versus $466,962 in 2001. Rental income decreased $2,795 for the period principally as a result of the rental income from Wilton Center being offset by a decrease in rental income as a result of the sale of 8046 Roswell in 2001. In addition, a loss of $29,465 from the sale of 8046 Roswell recognized in 2001 also contributed to the offset.

Total income for the six months ended June 30, 2002, was $1,017,759 versus $976,517 in 2001. Rental income increased $20,705 for the period principally from the partial lease up of Wilton at the end of 2001. In addition, a loss of $29,465 from the sale of 8046 Roswell recognized in 2001 also contributed to the offset.

Total expenses for the three months ended June 30, 2002 were $725,031 compared to $581,096 for the same period in 2001. Rental operating expenses decreased by $2,789. Depreciation and amortization expense increased by $48,580 and interest expense increased by $37,140 principally due to the substantial completion of the construction of Wilton at the end of 2001.

Total expenses for the six months ended June 30, 2002, were $1,393,607 versus $1,180,380 in 2001. Rental operating expenses increased by $2,654 and depreciation and amortization expenses increased by $78,320 principally due to the substantial completion of the construction of

Wilton at the end of 2001. Interest expense increased by $68,768 principally from the interest due on the Wilton mortgage.

General and administrative expenses for the three months ended June 30, 2002 increased $61,004 and general and administrative expenses for the six months ended June 30, 2002 increased $63,485 from the same periods last year. This increase in expenses is attributable to increased legal and professional fees relating to the proposed reverse stock split and severance plus other non-recurring wages and benefits.

The income tax benefit for the three months ended June 30, 2002 was $79,954 compared to $38,806 for the same period last year. This increase is the result of having a greater net loss in 2002 than 2001.

The income tax benefit for the six months ended June 30, 2002 was $126,422 compared to $67,815 for the same period last year due to a greater net loss in 2002 than 2001.

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the depreciable lives and recoverability of our real and personal property. Actual results could differ from those estimates.

We do not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated entities.

Inflation

Inflation in the future may increase rental revenues as well as operating expenses, all in accordance with general market trends.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99 Certification from CEO/CFO

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resource Capital Group, Inc. (Registrant)

By:	/s/ Albert G. Schmerge III

Albert G. Schmerge III President, CEO, acting CFO and Chairman of the Board

Date:	August 14, 2002