Form 10QSB
period 2002-09-30
RESOURCE CAPITAL GROUP INC
filed 2002-11-14
CIK 888242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]    Yes    No    [   ]

As of September 30, 2002, 409,462 shares of common stock of the Registrant were outstanding.

INDEX

RESOURCE CAPITAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

a) Consolidated Balance Sheet

RESOURCE CAPITAL GROUP, INC.

Consolidated Balance Sheet

ASSETS

	September 30,	December 31,
	2002	2001

	(unaudited)
Cash	$701,685	$727,062
Real and personal property, at cost
Land	3,239,884	3,239,884
Buildings and improvements	12,805,032	12,714,555
Furniture and equipment	693,989	629,741

	16,738,905	16,584,180
Less accumulated depreciation	(1,373,031)	(1,045,093)

	15,365,874	15,539,087

Escrow deposits	169,621	136,366
Recoverable taxes	288,786	180,108
Deferred charges-net of accumulated amortization	206,756	222,275
Other assets	60,252	65,453

	$16,792,974	$16,870,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$25,796	$38,123
Contract payable	—	84,800
Accrued expenses
Interest	59,536	61,986
Officer’s Salary	241,394	150,185
Professional fees	16,875	26,000
Property taxes	99,784	—
Other	17,426	20,615

	435,015	258,786

Security deposits and other	179,162	156,623
Mortgages payable (Note 4)	12,161,911	11,953,548

Total Liabilities	12,801,884	12,491,880
Stockholders’ equity
Common stock — authorized 1,000,000 shares $.01 par value per share, issued 520,970 shares	5,210	5,210
Additional paid-in capital	4,652,912	4,652,912
Retained earnings (deficit)	(437,190)	(53,634)
Treasury stock, at cost, 111,508 and 110,743 shares at September 30, 2002 and December 31, 2001, respectively	(229,842)	(226,017)

Total Stockholders’ Equity	3,991,090	4,378,471

	$16,792,974	$16,870,351

See notes to consolidated financial statements

b) Consolidated Statement of Operations

RESOURCE CAPITAL GROUP, INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income
Rental operations	$497,997	$481,584	$1,509,096	$1,471,978
Interest — investments	2,860	2,993	6,442	14,087
Net gain from sale of real property	—	235,394	—	205,929
Other income	917	2,360	3,995	6,854

Total Income	501,774	722,331	1,519,533	1,698,848

Expenses
Rental operations	163,107	150,501	439,848	424,588
General and administrative	210,003	189,934	663,339	579,785
Interest	210,648	168,174	625,017	513,775
Depreciation and amortization	121,243	107,562	370,404	278,403

Total Expenses	705,001	616,171	2,098,608	1,796,551

Income (loss) before income taxes	(203,227)	106,160	(579,075)	(97,703)
(Provision for) benefit of income taxes	69,097	(36,095)	195,519	31,720

Net income (loss)	$(134,130)	$70,065	$(383,556)	$(65,983)

Basic net income (loss) per share	$(0.33)	$0.17	$(0.94)	$(0.16)

Weighted average shares outstanding	409,462	415,770	409,596	415,864

See notes to consolidated financial statements

b) Consolidated Statement of Cash Flows

RESOURCE CAPITAL GROUP, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities
Net (loss)	$(383,556)	$(65,983)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Depreciation and amortization	370,404	278,403
Net gain from sale of real property	—	(205,929)
Changes in certain other accounts
Other assets	(136,732)	(60,454)
Accounts payable	(12,327)	(4,349)
Accrued expenses	176,229	(105,927)
Security deposits and other	22,539	(18,539)

Net cash provided (used) by operating activities	36,557	(182,778)

Cash flows from investing activities
Construction-in-progress costs-net of changes in contract payable	(84,800)	(3,692,075)
Additions to real and personal property	(154,725)	(267,232)
Net proceeds from sale of real property	—	1,808,115

Net cash (used) by investing activities	(239,525)	(2,151,192)

Cash flows from financing activities
Payments on mortgage payable	(254,730)	(898,346)
Proceeds of mortgages and loan payable	595,000	3,499,009
Mortgage amortization payments	(131,907)	(143,335)
Purchase of treasury stock	(3,825)	(1,410)
Deferred mortgage costs	(26,947)	(108)

Net cash provided by financing activities	177,591	2,455,810

Net increase (decrease) in cash	(25,377)	121,840
Cash at beginning of period	727,062	517,371

Cash at end of period	$701,685	$639,211

Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of $154,145 interest capitalized in 2001)	$627,467	$522,871

Cash paid during the period for income taxes	$4,170	$4,202

See notes to consolidated financial statements

RESOURCE CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Resource Capital Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2001.

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

Note 3 Net Income (Loss) per share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Common stock equivalents are included only when dilutive. The diluted net income (loss) per share for each period presented was the same as the basic net income (loss) per share. Potential common stock equivalents have been excluded from dilutive net income (loss) per share as the effects of such shares would have been antidilutive.

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

Note 5 Subsequent Events

Mr. Schmerge, the President, CEO, acting CFO and Chairman of the Board exercised his option to receive shares of stock in lieu of cash compensation pursuant to the terms of his employment contract. In that regard, on October 18, 2002, 48,278 shares of stock were issued to Mr. Schmerge in satisfaction of $241,390 of his accrued officer’s salary through September 30, 2002.

In addition, on October 22, 2002 the Board of Directors approved and plans to seek stockholder approval for an amendment to the Certificate of Incorporation to effect a one-for-300 reverse stock split of the Company’s common stock (the “Reverse Stock Split”).

If the Reverse Stock Split is approved by stockholders of the Company, stockholders would receive one share of new common stock, $.01 par value, of the Company for every 300 shares of common stock of the Company, $.01 par value, owned as of the effective date. To effect the Reverse Stock Split, the Company’s Certificate of Incorporation, as amended, would be amended to reduce the number of the Company’s authorized shares of common stock from 1,000,000 shares to 3,333 authorized shares, which is in proportion to the Reverse Stock Split. No certificates representing fractional shares would be issued. Instead, stockholders would receive cash in lieu of any fractional share at a rate of $1,500 per whole share of new common stock after giving effect to the Reverse Stock Split (reflecting a $5.00 per share valuation prior to the Reverse Stock Split).

The Reverse Stock Split proposal will be submitted for stockholder approval at a special stockholders meeting on a date to be determined. The purpose of the Reverse Stock Split is to reduce the number of holders of the Company’s securities to fewer than 300 in order to terminate the Company’s registration under the Securities Exchange Act of 1934 (the “Exchange Act”) and eliminate the Company’s reporting requirements under the Exchange Act and the related costs. Further information regarding the proposed Reverse Stock Split will be included in proxy materials sent to stockholders prior to the Special Meeting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

For the nine months ended September 30, 2002, we generated $36,557 in cash from operating activities, principally from the $91,209 increase in accrued officers's salary. We generated $177,591 in cash from financing activities, principally from the net mortgage proceeds from the 8050 Roswell refinancing. We utilized $239,525 in cash from investing activities, principally for the additions to real and personal property and payment of the contract payable. These activities resulted in an overall net decrease in cash of $25,377 for the period.

Our liquidity is based primarily on our cash reserves, real estate operating income, our ability to obtain mortgage financing plus our ability to sell and refinance our real estate investments. These funds are used to pay our normal operating expenses and fund new acquisitions.

As of September 30, 2002, we had cash reserves of $701,685. Mr. Schmerge, the President, CEO, acting CFO and Chairman of the Board’s decision to exercise his option to receive stock in lieu of cash compensation has contributed to the Company’s current liquidity (see discussion of other significant events below). Provided that Wilton Center continues to lease up, we believe our cash reserves and current and projected future levels of income are sufficient to meet our current level of operating expenses on an ongoing basis (see discussion of Wilton Center below). However, a further decline in the local real estate market or our inability to sell and/or refinance our real estate investments could have a negative impact on our operating cash flows.

Despite an overabundance of office space becoming available in the sublease market due to the downturn in the United States economy and a softening of the Atlanta real estate market, our overall occupancy levels have remained above 90% except for our Wilton and Crossville properties as discussed below.

a) Wilton Center

We have completed construction of Wilton Center, a 48,000 square foot office park containing four buildings, at a total cost, excluding land, of approximately $4,956,000. Wilton was formed in December 1999 with a $1,178,826 capital contribution, when we acquired approximately 2.9 acres of unimproved land in Fulton County, Georgia for $1,125,000. Subsequently, we have made additional net capital contributions totaling $338,468 through September 30, 2002. In order to fund the construction of the office buildings, Wilton obtained a mortgage payable for $4,640,000.

The Roswell, Fulton County, Georgia office rental market along Highway 92 began experiencing a softness in the fall of 2000 with the completion of several hundred office condominiums in Wilton’s immediate market. Many of the condominiums were purchased by potential tenants of Wilton Center or by investors who leased space for as low as $13.00 per square foot to potential Wilton tenants. Consequently, when we began pre- leasing Wilton, we were only able to achieve 13% occupancy as of December 31, 2001 at rental rates averaging $17.49 per square foot.

In response to the softness in the rental market we reduced our average rental rates to $16.00 per foot at the beginning of the year. Subsequently, in the second quarter, we further lowered our rental rates to $15.00 per foot and have leased an additional 38% of the property. It is still too soon to determine the effect, if any, this rate reduction will have on occupancy in the near future. At its present occupancy and floating mortgage rate (currently 4.75%), Wilton Center breaks even from a cash flow standpoint but has a negative impact of about $175,000 on our earnings. However, we believe the softness of the Roswell, Georgia office market to be temporary, and our investment in Wilton will produce future cash flows from operations. The breakeven rental rate for Wilton Center at 100% occupancy is approximately $11.25 per foot. The property is currently 51% leased at rates averaging $15.41 per square foot. If we successfully complete the leasing of Wilton Center at rates averaging $15.00 per foot we expect Wilton would have a positive effect on the Company’s operations of $184,000 annually at the floating mortgage rate (currently 4.75%).

b) Crossville

Crossville is in the same market as Wilton and its occupancy has been affected by the same factors as Wilton. In response to the softness in the market, we reduced our rental rates to $12.90 per foot. Previously our average rental rates were $15.30 per foot. The property is currently 70% occupied as of September 30, 2002. It is still too soon to tell what effect, if any, this price reduction will have on our occupancy. However, we believe that the softness in the Roswell, Georgia office market is temporary and our investment in Crossville will continue to produce future cash flows from operations. At 70% occupancy, Crossville would have a positive effect on the Company’s operations of $22,000 annually. The breakeven rental rates for Crossville at 100% occupancy is approximately $9.33 per foot.

Other Significant Events

During the year, Mr. Schmerge exercised his option to receive shares of stock in lieu of salary and accrued compensation pursuant to the terms of his employment contract. In this regard, on October 18, 2002, 48,278 shares of stock were issued to Mr. Schmerge in lieu of $241,390 in cash compensation for periods in 2001 through September 30, 2002. In addition, if Mr. Schmerge exercises his option to receive stock in lieu of cash compensation for the balance of his employment contract through June 2003 this would contribute an additional $215,000 to the Company’s liquidity and would result in the issuance of an additional 43,000 shares of stock.

The Board of Directors has approved and plans to seek stockholder approval for an amendment to the Certificate of Incorporation to effect a one-for-300 reverse stock split of the Company’s common stock (the “Reverse Stock Split”).

If the Reverse Stock Split is approved by stockholders of the Company, stockholders would receive one share of new common stock, $.01 par value, of the Company for every 300 shares of common stock of the Company, $.01 par value, owned as of the effective date. To effect the Reverse Stock Split, the Company’s Certificate of Incorporation, as amended, would be amended to reduce the number of Company’s authorized shares of common stock from 1,000,000 shares to 3,333 authorized shares, which is in proportion to the Reverse Stock Split. No certificates representing fractional shares would be issued. Instead, stockholders would receive cash in lieu of any fractional share at a rate of $1,500 per whole share of new common stock after giving effect to the Reverse Stock Split (reflecting a $5.00 per share valuation prior to the Reverse Stock Split).

The Reverse Stock Split proposal will be submitted for stockholder approval at a special stockholders meeting on a date to be determined. The purpose of the Reverse Stock Split is to reduce the number of holders of the Company’s securities to fewer than 300 in order to terminate the Company’s registration under the Securities Exchange Act of 1934 (the “Exchange Act”) and eliminate the Company’s reporting requirements under the Exchange Act and the related costs. Once these cost savings are fully realized, the implementation of the Reverse Stock Split is expected to result in reduced expenses and thereby improve our earnings and liquidity. Further information regarding the proposed Reverse Stock Split will be included in proxy materials sent to stockholders prior to the Special Meeting.

Our current business plan includes the potential sale of one or more properties and the refinancing of the Heidi Lot mortgage. We expect the completion of any of these transactions to have a positive effect on our earnings and our cash flow. No contracts for sale or mortgage commitments have been entered into and no assurance can be given that any of such transactions will be completed or completed on favorable terms.

Based on future budgets and recent property valuations, we believe that our real estate investments should produce future cash flows from operations and/or the sale of properties.

We do not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated entities.

Results of Operations

For the three months ended September 30, 2002 we realized a net loss of $134,130 compared to a net income of $70,065 for the same period in 2001.

For the nine months ended September 30, 2002 we realized a net loss of $383,556 compared to a net loss of $65,983 for the same period in 2001.

Total income for the three months ended September 30, 2002 was $501,774 versus $722,331 in 2001. Rental income increased $16,413 for the period principally as a result of the rental income from Wilton Center being offset by a smaller decrease in rental income from the sales of the office buildings owned by 8046 Roswell Associates, LLC (8046 Roswell) and Woodstock Office I, LLC (Woodstock) in 2001. In addition, a gain of $235,394 from the sale of Woodstock recognized in 2001 also contributed to the offset.

Total income for the nine months ended September 30, 2002, was $1,519,533 versus $1,698,848 in 2001. Rental income increased $37,118 for the period principally as a result of the rental income from Wilton Center being offset by a larger decrease in rental income from the sales of 8046 Roswell and Woodstock in 2001. In addition, a net gain of $205,929 from the sales of 8046 Roswell and Woodstock recognized in 2001 also contributed to the offset.

Total expenses for the three months ended September 30, 2002 were $705,001 compared to $616,171 for the same period in 2001. Rental operating expenses increased by $12,606 for the period. Depreciation and amortization expense increased by $13,681 and interest expense increased by $42,474 principally due to the Wilton property.

Total expenses for the nine months ended September 30, 2002, were $2,098,608 versus $1,796,551 in 2001. Rental operating expenses increased by $15,260 and depreciation and amortization expenses increased by $92,001 principally due to the Wilton property. Interest expense increased by $111,242 principally from the interest due on the Wilton mortgage.

General and administrative expenses for the three months ended September 30, 2002 increased $20,069 and general and administrative expenses for the nine months ended September 30, 2002 increased $83,554 from the same periods last year. This increase in expenses is attributable to increased legal and professional fees relating to the proposed reverse stock split and severance plus other non-recurring wages and benefits.

The income tax benefit for the three months ended September 30, 2002 was $69,097 compared to a tax provision of $36,095 for the same period last year. This difference is the result of having a net loss in 2002 which can be used for a carryback claim versus net income in 2001.

The income tax benefit for the nine months ended September 30, 2002 was $195,519 compared to $31,720 for the same period last year due to a greater net loss in 2002 than 2001.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information which is required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time period required. Management necessarily applied its judgment in accessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, our principal executive officer who also functions as our principal financial officer has concluded that these controls and procedures are generally effective. The controls and procedures used by the Company reflect the limited size of the Company, scope of the Company's operations, and limited staff and overhead resources.

In view of the costs of continuing to be a reporting company, including among other things the cost of maintaining disclosure controls and procedures for the preparation of periodic reports with the Securities and Exchange Commission, the Company has proposed a Reverse Stock Split for the purpose of terminating the Company's reporting obligations under the Exchange Act (see discussion of other significant events above). There have otherwise been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, and no corrective actions with respect to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

Exhibit 10 Amendment to Employment Agreement of Albert G. Schmerge, III dated February 11, 2000

Exhibit 99 Section 906 Certification of the CEO and acting CFO

     (b)   Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resource Capital Group, Inc. (Registrant)

By: /s/Albert G. Schmerge III

Albert G. Schmerge III President, CEO, acting CFO and Chairman of the Board

Date: November 14, 2002

CERTIFICATION

     I, Albert G. Schmerge III, the CEO and acting CFO of Resource Capital Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Resource Capital Group, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of this disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including an corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Albert G. Schmerge III
Albert G. Schmerge III
CEO and acting CFO