Form 10KSB/A
period 2001-12-31
RESOURCE CAPITAL GROUP INC
filed 2003-02-06
CIK 888242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB / A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(770) 649-7000

Issuer’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent fiscal year.
$2,187,970

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2001.

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2001.

Common stock, par value $.01 per share 410,227 shares

NOTE: The Registrant hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 2001 to update the information required by Part I - Item 2, Part II – Item 5, and Part III – Items 10,12 and 13.

FORM 10-KSB/A1

Page

Part I
Item 2. Description of Properties	1
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	8
Part III
Item 10. Executive Compensation	8
Item 12. Certain Relationships and Related Transactions	10
Item 13. Exhibits and Reports on Form 8-K	10
Signatures	13

Part I

Item 2. Description of Properties

     All our properties are owned by separate subsidiary limited liability companies. We have a 100% beneficial interest in all the subsidiaries since we either own 100% of the member interests in the limited liability companies or share the membership interests with Hunter, which we own 100%. Generally, our leases do not contain automatic renewal provisions and renewals are done on a case-by-case basis with the tenant.

Wilton Center

     In December 2001, we completed construction of Wilton. Title to Wilton is held by Wilton Center, LLC. Wilton owns four office buildings, containing approximately 47,808 square feet located in Roswell, Fulton County, Georgia. Wilton leases space to various tenants at rates ranging from $15 to $19 per square foot and remaining terms ranging from 1 to 5 years. At December 31, 2001, the property was 13% occupied with 2001 rental revenue of $51,320. Presently the property is 38% occupied. The gross potential rent for the property based on December 2001 rents is $725,025 annually. The 2001 real estate taxes on this property totaled $25,440.

     The following schedule shows lease expirations for the years 2002 through 2006 for Wilton Center:

	2002	2003	2004	2005	2006

Number of Expirations	1	1	1	3	2
Square Feet	1,494	1,494	4,482	5,976	4,482
Annual Rent	$27,636	$22,410	$67,230	$90,393	$69,909
% of Gross Annual Rent	3.8%	3.1%	9.3%	12.5%	9.6%

No tenants occupy 10% or more of the rentable square footage in Wilton Center. The principal business, occupations and professions carried on in, or from the building are a construction company, restaurant equipment supplier, wireless telecommunication supplier, mortgage broker, insurance agency, attorney’s office, consulting firm and an insurance software consultant.

Colonial Park II

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

     The following schedule shows lease expirations for the years 2002 through 2006 for Colonial Park II:

	2002	2003	2004	2005	2006

Number of Expirations	1	0	0	2	0
Square Feet	1,300	0	0	9,100	0
Annual Rent	$22,988	0	0	$171,505	0
% of Gross Annual Rent	11.8%	0	0	88.2%	0

Three tenants occupy 10% or more of the rentable square footage in Colonial Park II. The principal nature of their business and principal provisions of their leases are as follows:

■	Bank mortgage brokerage office. 5-year lease ending April 2005. Rental rate of $1,872 per month, 4% annual escalation.

■	Corporate relocation company. 3-year lease ending December 2002. Rental rate of $1,916 per month, 4% annual escalation.

■	Equipment leasing company. 3-year lease renewed for 3 additional years through June 2005. Rental rate of $12,420 per month, 4% annual escalation.

Millwood

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

     The following schedule shows lease expirations for the years 2002 through 2006 for Millwood:

	2002	2003	2004	2005	2006

Number of Expirations	1	2	2	0	0
Square Feet	3,347	2,729	2,810	0	0
Annual Rent	$48,866	$48,567	$43,659	0	0
% of Gross Annual Rent	34.6%	34.4%	31%	0	0

Three tenants occupy 10% or more of the rentable square footage in Millwood. The principal nature of their business and principal provisions of their leases are as follows:

■	Real estate attorney. 7-year lease ending June 2004. Rental rate of $3,230 per month, 3% annual escalation.

■	Learning center. 4-year lease renewed for 4 additional years through February 2003. Rental rate of $3,371 per month, 6% biannual escalation.

■	Athletic scholarship consultant. 3-year lease renewed for 3 additional years through May 2002. Rental rate of $4,072 per month, 4% annual escalation.

Old Canton

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

     The following schedule shows lease expirations for the years 2002 through 2006 for Old Canton:

	2002	2003	2004	2005	2006

Number of Expirations	1	1	2	0	0
Square Feet	2,280	675	8,849	0	0
Annual Rent	$34,382	$10,184	$122,638	0	0
% of Gross Annual Rent	20.6%	6.1%	73.3%	0	0

Two tenants occupy 10% or more of the rentable square footage in Old Canton. The principal nature of their business and principal provisions of their leases are as follows:

■	Residential brokerage office. 5-year lease renewed for 5 additional years through March 2004. Rental rate of $8,937 per month, 3% annual escalation.

■	Frozen food distributor. 2-year lease ending July 2002. Rental rate of $2,865 per month, 4% annual escalation.

920 Holcomb Bridge

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

The following schedule shows lease expirations for the years 2002 through 2006 for 920 Holcomb Bridge:

	2002	2003	2004	2005	2006

Number of Expirations	3	2	2	1	0
Square Feet	6,213	1,700	3,700	2,900	0
Annual Rent	$108,263	$29,448	$61,725	$54,226	0
% of Gross Annual Rent	42.7%	11.6%	24.3%	21.4%	0

Six tenants occupy 10% or more of the rentable square footage in 920 Holcomb. The principal nature of their business and principal provisions of their leases are follows:

■	Temporary employment agency. 4-year lease renewed for 4 additional months through January 2002. Rental rate of $2,533 per month, 4% annual escalation.

■	Law office. 3-year lease ending July 2002. Rental rate of $2,842 per month, 3% annual escalation.

■	Awards and recognition supplier. 5-year lease ending May 2004. Rental rate of $3,018 per month, 4% annual escalation.

■	Equipment leasing company. 3-year lease ending September 2004. Rental rate of $2,125 per month, 1-1/2 % annual escalation.

■	Construction company. 3-year lease ending October 2002. Rental rate of $3,647 per month, 2% annual escalation.

■	Electronic components company. 5-year lease ending February 2005. Rental rate of $4,519 per month, 4% annual escalation.

Oakmont

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

     The following schedule shows lease expirations for the years 2002 through 2006 for Oakmont:

	2002	2003	2004	2005	2006

Number of Expirations	3	3	1	1	1
Square Feet	2,374	3,748	2,832	2,171	7,202
Annual Rent	$31,124	$49,197	$35,400	$30,667	$118,800
% of Gross Annual Rent	11.7%	18.6%	13.3%	11.6%	44.8%

Three tenants occupy 10% or more of the rentable square footage in Oakmont. The principal nature of their business and principal provisions of their leases are as follows:

■	Physician office. 5-year lease ending April 2005. Rental rate of $2,556 per month, 4% annual escalation.

■	Fast food management company. 7-year lease ending November 2004. Rental rate of $2,950 per month, 4% tri-annual escalation.

■	Psychiatric administrative office. 5-year lease ending August 2006. Rental rate of $9,900 per month, 3% annual escalation.

Montclair

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

     The following schedule shows lease expirations for the years 2002 through 2006 for Montclair:

	2002	2003	2004	2005	2006

Number of Expirations	6	4	2	4	1
Square Feet	9,951	2,853	595	5,327	1,043
Annual Rent	$139,143	$39,557	$8,339	$66,048	$12,516
% of Gross Annual Rent	52.4%	14.9%	3.1%	24.9%	4.7%

Three tenants occupy 10% or more of the rentable square footage in Montclair. The principal nature of their business and principal provisions of their leases are as follows:

■	Personal counseling office. 5-year lease ending August 2002. Rental rate of $2,389 per month, 1.8% annual escalation.

■	Medical diagnostics lab. 5-year lease renewed 8 additional years through April 2002. Rental rate of $4,120 per month, 3% annual escalation.

■	Answering service. 5-year lease ending January 2005. Rental rate of $2,484 per month.

Woodstock

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

     8046 Roswell

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

Hunter

     In September 1997, we acquired all of the outstanding shares of stock in Hunter in exchange for 10,000 shares of our common stock. Hunter owns minority interests in 8050 Roswell, Crossville, Colonial and Heide and manages all the properties owned by the Company’s subsidiaries. We share a 2,505 square foot office with Hunter located at 419 Crossville Road, Suite 203 and 204, Roswell Georgia 30075 which we lease from Crossville.

Colonial

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

     The following schedule shows lease expirations for the years 2002 through 2006 for Colonial:

	2002	2003	2004	2005	2006

Number of Expirations	6	0	1	0	0
Square Feet	17,327	0	1,180	0	0
Annual Rent	$252,632	0	$18,288	0	0
% of Gross Annual Rent	93.2%	0	6.8%	0	0

Three tenants occupy 10% or more of the rentable square footage in Colonial. The principal nature of their business and principal provisions of their leases are as of follows:

■	Management and economic consultants. 3-year lease ending November 2002. Rental rate of $3,251 per month, 5% annual escalation.

■	Management information system consultants. 5-year lease ending June 2002. Rental rate of $8,281 per month, 2% annual escalation.

■	Equipment leasing company. 5-year lease ending August 2002. Rental rate of $4,676 per month, 2% annual escalation.

     8050 Roswell

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

The following schedule shows lease expirations for the years 2002 through 2006 for 8050 Roswell:

	2002	2003	2004	2005	2006

Number of Expirations	0	0	0	2	0
Square Feet	0	0	0	9,000	0
Annual Rent	0	0	0	$114,485	0
% of Gross Annual Rent	0	0	0	100%	0

One tenant other than us occupies 10% or more of the rentable square footage in 8050 Roswell. The principal nature of their business and principal provisions of their leases are as follows:

■	Forced placed insurance agency. 5-year lease ending May 2005. Rental rate of $9,123 per month, 3% annual escalation.

Crossville

     In 1995, we purchased Crossville. Title to Crossville is held by 419 Crossville Associates, LLC. Crossville owns a 19,000 square foot office building located in Roswell, Fulton County, Georgia. Crossville leases office space to various tenants at rates ranging from $13 to $17 per square foot and remaining terms ranging from 1 to 6 years. At December 31, 2001, the property was 75% occupied with 2001 rental revenue of $214,020. Of this amount, $41,328 was paid to Crossville by Hunter and us and was eliminated from rental revenue upon consolidation. The gross potential rent for the building based on December 2001 rents is $291,592 annually. The 2001 real estate taxes on this property totaled $15,839.

The following schedule shows lease expirations for the years 2002 through 2006 for Crossville:

	2002	2003	2004	2005	2006

Number of Expirations	4	1	3	1	0
Square Feet	6,169	1,252	4,841	1,159	0
Annual Rent	$97,607	$18,595	$69,636	$17,472	0
% of Gross Annual Rent	33.5%	6.4%	23.9%	6.0%	0

Two tenants other than us occupy 10% or more of the rentable square footage in Crossville. The principal nature of their business and principal provisions of their leases are as follows:

■	Real estate brokerage office. 3-year lease extended 4 months through March 2002. Rental rate of $3,177 per month, 4% annual escalation.

■	Environmental consultant. 3-year lease ending November 2004. Rental rate of $2,815 per month 4% annual escalation.

     We have obtained adequate insurance coverage for all properties acquired.

     A schedule of minimum future rentals to be received by us under various office leases for the next five years is included in Note 7 to the Consolidated Financial Statements included under Item 7.

Mortgages Payable

     A detail of our mortgages payable, which are secured by the properties mentioned above, are summarized in Note 4 to the Consolidated Financial Statements included under Item 7.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     On September 1, 1991 our Common Stock originally issued to the public, was valued at $10 per share (denominated value). Although we anticipate that we will request listing as soon as permissible and practicable, our shares are not currently traded on the NASDAQ Over-the-Counter Market. There is currently no public trading market for our common stock.

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

Recent Sales of Unregistered Securities

     During fiscal year 2000, 4,163 warrants to purchase the common stock of the Company were issued to Mr. Fred C. Lohrum as part of Mr. Lohrum’s director compensation. Such warrants are exercisable at $1.00 per share of common stock and are exercisable through August 31, 2003. Such warrants have not been exercised as of December 31, 2001.

     In 1997, as additional director compensation, we issued 4,115 common stock purchase warrants to Mr. Norman F. Swanton and 4,115 common stock purchase warrants to Mr. Martin D. Newman, which was each equal to a 1% capitalization of the Company. These warrants were exercisable at any time through July 31, 2001. In 1999, we issued 4,132 common stock purchase warrants to Mr. Rodney Knowles III as additional director compensation, which was equal to a 1% capitalization of the Company. Mr. Knowles’s warrants were exercisable at any time through January 26, 2004. Each warrant allows the purchase of one share of our common stock at a price of $1 per share. These warrants were all exercised in 1999.

     The issuance of the warrants and the common stock issued upon exercise of the warrants as described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering.

PART III

Item 10. Executive Compensation

     We have a four year employment agreement which expires June 30, 2003 with Albert G. Schmerge, III, who is our Chairman of the Board, Chief Executive Officer, President, Acting Chief Financial Officer and a Director. The agreement calls for a cost of living adjusted annual base salary of $275,000 plus an annual bonus equal to 10% of our net income in excess of a 10% return on shareholder equity. Mr. Schmerge may elect to receive up to 50% of any amounts due him under this agreement in Company stock. The number of shares issued to him pursuant to this provision shall be based upon a value equal to the amount established by the Board for the repurchase of shares of the Company’s stock from existing shareholders (currently $5.00 per share). Salaries earned by Mr. Schmerge during 2001 amounted to $294,856. At December 31, 2001, accrued and unpaid salaries of $150,185 was due, of which $100,000 was paid on January 2, 2002.

     The employment agreement also provided for Mr. Schmerge to continue to participate in employee benefit plans consisting of life, medical insurance plans and long term disability coverage.

     The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company’s Chief Executive Officer and executive officers of the Company who received or earned cash and non-cash salary and bonus of more than $100,000, for the fiscal year ended December 31, 2001.

SUMMARY COMPENSATION TABLE

	Annual Compensation

Name and Principal Position	Year	Salary ($)(1)

Albert G. Schmerge III	2001	$294,856
President, Chief Executive Officer	2000	$275,000
and Acting Chief Financial Officer	1999	$262,500

(1)	As described above, Mr. Schmerge has the right to receive portion of his salary in the common stock of the Company.

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

     In 1997, as additional director compensation, we issued 4,115 common stock purchase warrants to Mr. Norman F. Swanton and 4,115 common stock purchase warrants to Mr. Martin D. Newman, which was each equal to a 1% capitalization of the Company. These warrants were exercisable at any time through July 31, 2001. In 1999, we issued 4,132 common stock purchase warrants to Mr. Rodney Knowles III as additional director compensation, which was equal to a 1% capitalization of the Company. Mr. Knowles’s warrants were exercisable at any time through January 26, 2004. Each warrant allows the purchase of one share of our common stock at a price of $1 per share. The warrants were all exercised in 1999.

     In 2000, we issued 4,163 common stock purchase warrants to Mr. Fred C. Lohrum as additional director compensation, which was equal to a 1% capitalization of the Company. These warrants are exercisable through August 31, 2003 at an exercise price of $1 per share. These warrants have not been exercised as of December 31, 2001.

Item 12. Certain Relationships and Related Transactions

     (a)  None.

Item 13. Exhibits and Reports on Form 8-K

     (3)  Exhibits

     The following is a complete list of Exhibits filed as part of the Form 10-KSB Annual Report. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601(a) of Regulation S-B, which are incorporated herein:

(2)	(a)	Second Amended Joint Disclosure Statement with respect to Plans of Reorganization of AGS Northbrook Associates, AGS Properties and Related Debtors (incorporated by reference to exhibit 2(a) to the Company’s Form 10, filed June 1, 1992, File No. 0-20272).
	(b)	First Amended Plan of Reorganization of Birchwood Associates dated February 27, 1991 (incorporated by reference to exhibit 2(b) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
	(c)	First Amended Plan of Reorganization of AGS Aspen Walk Associates dated February 27, 1991 (incorporated by reference to exhibit 2(c) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
	(d)	First Amended Plan of Reorganization of AGS Rolling Hills Associates dated February 27, 1991 (incorporated by reference to exhibit 2(d) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
	(e)	First Amended Plan of Reorganization of AGS Jackson Associates dated February 27, 1991 (incorporated by reference to exhibit 2(e) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
	(f)	First Amended Plan of Reorganization of AGS Southern Lights Associates dated February 27, 1991 (incorporated by reference to exhibit 2(f) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
	(g)	First Amended Plan of Reorganization of AGS Fountain Lake Associates dated February 27, 1991 (incorporated by reference to exhibit 2(g) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
	(h)	Confirmation Order dated June 12, 1991 by Chief United States Bankruptcy Judge Burton Lifland. (incorporated by reference to exhibit 2(h) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
	(i)	Second Amended Plan of Reorganization of AGS Fountains Associates dated January, 1992. (incorporated by reference to exhibit 2(i) to the Company’s Form 10-KSB, filed April 15, 1993, File No. 000-20272).

	(j)	Confirmation Order dated March 10, 1992 by Chief United State Bankruptcy Judge Burton Lifland.(incorporated by reference to exhibit 2(j) to the Company’s Form 10-KSB, filed April 15, 1993, File No. 000-20272).
(3)	(a)	Articles of Incorporation and By-laws. (incorporated by reference to exhibit 3 to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
	(b)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of Resource Capital Group, Inc. (incorporated by reference to exhibit 3(a) to the Company’s Form 10-KSB, filed April 15, 1994, File No. 000-20272).
(4)		Form of certificate representing Common Stock of the Issuer. (incorporated by reference to exhibit 4 to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
(10)	(a)	Amended and Restated Agreement of Limited Partnership of AGS Partners MLP, L.P. dated September 1, 1991 (incorporated by reference to exhibit 10(a) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).
	(b)	Stock Option Agreement dated as of July 1, 1991 between Resource Capital Group, Inc. and Mr. Norman F. Swanton, a Director of the Company (incorporated by reference to exhibit 10(b) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).*
	(c)	Consulting Agreement dated July 1, 1991, between Resource Capital Group, Inc. and Norman F. Swanton, a Director of the Company (incorporated by reference to exhibit 10(e) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).*
	(d)	Employment Agreement, dated as of July 1, 1991 between the Issuer and Albert G. Schmerge, III, the Issuer’s Chairman, President, Chief Executive Officer and Director (incorporated by reference to exhibit 10(f) to the Company’s Form 10, filed June 1, 1992, File No. 000-20272).*
	(e)	Minutes of Board of Directors meeting January 15, 1993 (incorporated by reference to exhibit 10(h) to the Company’s Form 10-KSB, filed April 15, 1993, File No. 000-20272).
	(f)	Letter Agreement dated August 16, 1993 between Resource Capital Group, Inc. and Household Commercial Realty, Inc. including Assignment of Deed of Trust (incorporated by reference to exhibit 10(g) to the Company’s Form 10-KSB, filed April 15, 1994, File No. 000-20272).
	(g)	Settlement Agreement dated November 23, 1993 between Resource Capital Group, Inc. and Eastrich Multiple Investor Fund, L.P. (incorporated by reference to exhibit 10(h) to the Company’s Form 10-KSB, filed April 15, 1994, File No. 000-20272).
	(h)	Operating agreement dated April 25, 1995 for 8050 Roswell Associates, LLC a Georgia Limited Liability Company (incorporated by reference to exhibit 10(h) to the Company’s Form 10-KSB, filed March 30, 1996, File No. 000-20272).
	(i)	Operating agreement dated November 8, 1995 for 419 Crossville Associates, LLC a Georgia Limited Liability Company (incorporated by reference to exhibit 10(i) to the Company’s Form 10-KSB, filed March 30, 1996, File No. 000-20272).

	(j)	Common Stock Purchase Warrant between Resource Capital Group, Inc. and Norman F. Swanton, a Director of the Company (filed herewith).*
	(k)	Common Stock Purchase Warrant between Resource Capital Group, Inc. and Martin D. Newman, a Director of the Company (filed herewith).*
	(l)	Common Stock Purchase Warrant between Resource Capital Group, Inc. and Rodney Knowles, III, a Director of the Company (filed herewith).*
	(m)	Common Stock Purchase Warrant between Resource Capital Group, Inc. and Fred C. Lohrum, a Director of the Company (filed herewith).*
(99)	(a)	Report on Form 8-K filed February 7, 1995 regarding the sale of Birches and Foxfire Apartments by AGS Partners MLP, L.P. (incorporated by reference to exhibit 28(a) to the Company’s Form 10-KSB, filed April 17, 1995, File No. 000-20272).
	(b)	Report on Form 8-K originally filed on November 21, 1995 and amended on January 23, 1996 regarding the purchase of a 75% interest in 419 Crossville Associates, LLC in November 1995 (incorporated by reference to exhibit 28(b) to the Company’s Form 10-KSB, filed March 30, 1996, File No. 000-20272).
	(c)	Report on Form 8-K filed May 27, 1997 regarding the sale of Carriage House and Compass Pointe Apartments (incorporated by reference to exhibit 28(c) to the Company’s Form 10-KSB, filed March 31, 1998, File No. 000-20272).

*	Indicates management contract or compensatory plan.

     (b)  REPORTS ON FORM 8-K. NONE

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

RESOURCE CAPITAL GROUP, INC.

By:	/s/ Albert G. Schmerge III

Albert G. Schmerge III, Chairman of the Board, Chief Executive Officer, Acting Chief Financial Officer, President and Director

Date: February 6, 2003

CERTIFICATION

     I, Albert G. Schmerge III, the CEO and acting CFO of Resource Capital Group, Inc. (the “Company”), certify that:

1.	I have reviewed this amended annual report on Form 10-KSB/A of Resource Capital Group, Inc.

2.	Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: February 6, 2003	By:	/s/ Albert G. Schmerge III

Albert G. Schmerge III CEO and acting CFO